Form 10-Q
period 1996-03-31
SEQUANA THERAPEUTICS INC
filed 1996-05-10
CIK 946736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-26244

                           SEQUANA THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

          California                                    33-0550509
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

11099 N. Torrey Pines Road, Suite 160, La Jolla, CA       92037
(Address of principal executive offices)                (Zip code)

                                 (619) 452-6550
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days -- Yes X No
                       ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
         Class                                                   April 30, 1996
         -----                                                   --------------
Common Stock, $.001 par value                                       9,863,517

                           SEQUANA THERAPEUTICS, INC.

                                    FORM 10Q

                                TABLE OF CONTENTS

                                                                                            PAGE NO.
                                                                                            --------
COVER PAGE.................................................................................     1

TABLE OF CONTENTS..........................................................................     2

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

         Balance Sheets-- March 31, 1996 and December 31, 1995.............................     3

         Statements of Operations--Three months ended March 31, 1996
         and 1995..........................................................................     4

         Statements of Cash Flows--Three months ended March 31, 1996
         and 1995..........................................................................     5

         Notes to Financial Statements.....................................................     6

         ITEM 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................     7

PART II.  OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8K..........................................     9


SIGNATURE..................................................................................     10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           SEQUANA THERAPEUTICS, INC.
                                 BALANCE SHEETS

                                                                                  March 31,            December 31,
                                                                                    1996                  1995
                                                                                ------------           ------------
                                                                                 (Unaudited)             (Note)
Current assets:
  Cash and cash equivalents                                                     $ 24,978,800           $ 13,512,688
  Investment securities, available-for-sale, net                                  43,873,731             27,825,023
  Other current assets                                                             1,730,969              1,582,053
                                                                                ------------           ------------
Total current assets                                                              70,583,500             42,919,764

Furniture and equipment, net                                                       6,193,906              4,438,611
Deposits and other assets                                                            186,115                179,482
Notes receivable from employees                                                      546,614                463,000
                                                                                ============           ============
Total assets                                                                    $ 77,510,135           $ 48,000,857
                                                                                ============           ============


Current liabilities:
  Accounts payable and accrued expenses                                         $  2,492,038           $  2,775,380
  Unearned revenue                                                                 3,626,301              2,311,856
  Current portion of obligations under capital leases/loans                        1,803,072              1,335,720
                                                                                ------------           ------------
    Total current liabilities                                                      7,921,411              6,422,956

Obligations under capital leases/loans                                             3,877,690              2,803,612

Shareholders' equity:
  Common stock, $.001 par value:
    Authorized shares -- 50,000,000
    Issued and outstanding shares -- 9,838,980 at
      March 31, 1996 and 8,125,632 at December 31, 1995                                9,839                  8,126
  Additional paid-in capital                                                      85,933,348             55,484,707
  Notes receivable for common stock                                                 (253,632)              (254,144)
  Deferred compensation, net                                                      (1,260,581)            (1,368,802)
  Accumulated deficit                                                            (18,717,940)           (15,095,598)
                                                                                ------------           ------------
Total shareholders' equity                                                        65,711,034             38,774,289
                                                                                ------------           ------------
Total liabilities and shareholders' equity                                      $ 77,510,135           $ 48,000,857
                                                                                ============           ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements.

                           SEQUANA THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS

                                                     Three months ended
                                                         March 31,
                                                 ------------------------------------
                                                     1996               1995
                                                 -----------         -----------
                                                           (Unaudited)
Revenue under strategic alliances                $ 1,885,555         $   748,759

Expenses:
  Research and development                         5,078,728           2,455,568
  General and administrative                         989,461             775,569
                                                 -----------         -----------
Total operating expenses                           6,068,189           3,231,137
Interest income                                      646,952             262,570
Interest expense                                     (86,660)            (61,970)
                                                 ===========         ===========
Net loss                                         $(3,622,342)        $(2,281,778)
                                                 ===========         ===========


Net loss per share                               $      (.42)        $      (.43)
                                                 ===========         ===========
Shares used in computing net loss
  per share                                        8,601,888           5,281,894
                                                 ===========         ===========

                           SEQUANA THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                     Three months ended
                                                                                         March 31,
                                                                              --------------------------------
                                                                                   1996                1995
                                                                              ------------         -----------
                                                                                      (Unaudited)
OPERATING ACTIVITIES:
Net loss                                                                      $ (3,622,342)        $(2,281,778)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization                                                456,920             125,682
      Amortization of deferred compensation                                        108,221             447,881
      Change in operating assets and liabilities:
        Other current assets                                                      (148,916)            267,463
        Accounts payable and accrued expenses                                     (283,342)            159,679
        Unearned revenue                                                         1,314,445             845,422
                                                                              ------------         -----------
Net cash used in operating activities                                           (2,175,014)           (435,651)
INVESTING ACTIVITIES:
Purchases of investment securities                                             (21,857,963)         (2,955,150)
Sales/maturities of investment securities                                        5,816,628           3,000,000
Purchases of furniture and equipment                                              (282,508)           (324,196)
Deposits and other assets                                                           (6,835)             (9,739)
Notes receivable from employees                                                                              -
                                                                                   (83,614)
                                                                              ------------         -----------
Net cash used in investing activities                                          (16,414,292)           (289,085)
FINANCING ACTIVITIES:
Principal payments under capital leases/loans                                     (395,448)           (186,827)
Issuance of common stock, net of repurchased shares                             30,450,354              78,125
Repayment of notes receivable                                                          512
                                                                                                         1,780
                                                                              ------------         -----------
Net cash provided by (used in) financing activities                             30,055,418            (106,922)

Net increase (decrease) in cash and cash equivalents                            11,466,112            (831,658)


Cash and cash equivalents at beginning of period                                                     1,589,722
                                                                                13,512,688
                                                                              ------------         -----------

Cash and cash equivalents at end of period                                    $ 24,978,800         $   758,064
                                                                              ============         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                 $     86,660         $    61,970
                                                                              ============         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Equipment acquired under capital leases/loans                                 $  1,936,878         $    59,430
                                                                              ============         ===========

                           SEQUANA THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1995, incorporated by reference from the Annual Report to Shareholders in the Company's Form 10-K as filed with the Securities and Exchange Commission.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of the new standard had no effect on the financial statements.

         Effective January 1, 1996, the Company adopted SFAS No. 123 "Accounting and Disclosure of Stock-Based Compensation." As allowed under the SFAS, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
         25) in accounting for its employee stock options. The adoption of the standard had no effect on the financial statements.

2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares outstanding during the periods, as adjusted for the effects of certain rules of the Securities and Exchange Commission for the periods prior to the Company's initial public offering in July 1995.

3.       SHAREHOLDERS' EQUITY

         On March 6, 1996, the Company completed a follow-on offering of 1,700,000 shares of common stock at $19.00 per share, with the Company receiving proceeds, net of underwriting discounts, of approximately $30.4 million. The proceeds of this offering are being used to fund research and development programs, capital expenditures and working capital.

4.       SUBSEQUENT EVENT

         On April 4, 1996, the Company was awarded $500,000 from Glaxo Wellcome Inc., the Company's strategic alliance partner in the area of Type II Diabetes, for the attainment of an milestone in the program to discover the genes responsible for Type II Diabetes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated in February 1993 and has devoted substantially all of its resources since that time to the development of an integrated technology platform for discovering genes associated with common human diseases. The Company has incurred losses since inception and, as of March 31, 1996, had an accumulated net deficit of $18.7 million. The Company anticipates incurring additional losses over at least the next several years as it expands its gene discovery efforts. Such expansion will result in increases in both research and development and general and administrative expenses.

The Company does not anticipate revenues from product sales in the foreseeable future. The Company's sources of revenue for the next several years will be payments under existing strategic alliances, license fees, proceeds from the sale of rights, payments from future strategic alliances and licensing arrangements, if any, and interest income. Certain payments under strategic alliances are contingent upon the Company meeting certain milestones. Payments under strategic alliances and licensing arrangements will be subject to significant fluctuations in both timing and amount and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period.

In July 1994, the Company entered into a strategic alliance with Glaxo Wellcome Inc. ("Glaxo") to discover disease genes associated with type II diabetes. The Company has granted Glaxo exclusive worldwide rights to develop and commercialize therapeutic products based upon the Company's diabetes gene discoveries and has retained rights to all diagnostic products. In June 1995, the Company entered into strategic alliances with Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") in the area of asthma and with Corange International, Ltd. ("Corange") in the area of osteoporosis. Under the terms of the agreements with Boehringer Ingelheim and Corange, the Company will be entitled to payments for research support, payments upon achievement of certain research and product development milestones and payment of royalties on the sale of any products developed by the strategic alliance partner. The agreement with Boehringer Ingelheim provides Boehringer Ingelheim with exclusive worldwide rights to develop and commercialize therapeutic products for asthma based on genes discovered as a result of the alliance. Sequana retains the right to develop and commercialize diagnostic products based on such gene discoveries. The agreement with Corange provides Corange with exclusive worldwide rights to develop and commercialize diagnostic and therapeutic products based on osteoporosis genes which may be discovered as a result of the alliance.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 and 1995

Revenue under strategic alliances totaled $1.9 million and $749,000 in the three months ended March 31, 1996 and 1995, respectively. The 1996 revenue resulted from the Company's strategic alliances with Glaxo, Boehringer Ingelheim and Corange and was comprised of payments for research support and DNA sample collection. The 1995 revenue was entirely attributable to payments for research support and DNA sample collection under the strategic alliance with Glaxo.

Research and development expenses increased to $5.1 million in the three months ended March 31, 1996, from $2.5 million in the three months ended March 31, 1995. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased expenditures for the collection of patient information and DNA samples pursuant to collaborative research agreements, increased purchases of lab supplies and increased depreciation and facilities expenses in connection with the expansion of the Company's gene discovery efforts. The Company expects to continue expanding its gene discovery efforts in future periods, which will result in continued increases in research and development expenses, including the costs associated with collection of patient information and DNA samples.

General and administrative expenses increased to $989,000 in the three months ended March 31, 1996, from $776,000 in the three months ended March 31, 1995. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel, expense associated with Directors and Officers liability insurance and increased depreciation and facility expenses.

The Company had net interest income of $560,000 and $201,000 in the three months ended March 31, 1996 and 1995, respectively. The increase in net interest income resulted from interest income earned on higher balances of cash and investment securities derived from public placements of equity securities and, to a lesser extent, strategic alliances, partially offset by increases in interest expense incurred on capital lease and loan obligations entered into in 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily through private placements of equity securities with aggregate net proceeds of approximately $26.3 million, completion of an initial public offering of common stock in July 1995 resulting in net proceeds of approximately $18.6 million, $26.6 million generated under strategic alliances and $7.3 million in capital leases and loans. In March 1996, the Company completed a follow-on public offering of common stock resulting in proceeds, net of underwriting discounts, of approximately $30.4 million. As of March 31, 1996, the Company had cash and investments totaling approximately $68.9 million.

The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including progress of its gene discovery programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, the progress of the development and commercialization efforts of the Company's strategic alliance partners, competing technological and market developments, the costs associated with collection of patient information and DNA samples, the costs involved in preparing, filing, prosecuting and maintaining and enforcing patent claims and other intellectual property rights, the regulatory process and other factors.

The Company believes that the net proceeds from the follow-on public offering, existing cash and investment securities and anticipated cash flows from its current strategic alliances will be sufficient to support the Company's operations through 1999. In the event that additional financing is needed, the Company may seek to raise such additional funds through public or private equity or debt financings or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing or strategic alliance and licensing arrangements will be obtainable on terms favorable to the Company or its shareholders. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to shareholders will result. In the event that adequate funds are not available, the Company's business may be adversely affected. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and actual results could vary. The factors described earlier in this section will impact the Company's future capital requirements and the adequacy of its available funds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits

          3.1(2)        Restated Articles of Incorporation of the Company.
          3.3(1)        Bylaws of the Company, as amended to date.
         10.1(1)        Shareholder Rights Agreement, dated October 21, 1994,
                          as amended to date.
         10.2(1)        1994 Incentive Stock Plan.
         10.3(1)        1995 Employee Stock Purchase Plan.
         10.4(1)        1995 Director Stock Option Plan.
         10.5(1)        Form of Indemnification Agreement between the Company
                          and its officers and directors.
         10.6(1)        Master Lease Agreement dated November 1, 1993 by and
                          between Comdisco, Inc. and the Company.
         10.7**(1)      Collaborative Research Agreement dated as of July 27,
                          1994 by and between the Company and Glaxo, Inc.
         10.8(2)        Expansion Lease by and between Health Science
                          Properties, Inc. and the Company dated as of
                          November 20, 1995.
         10.9**(1)      Collaborative Research Agreement dated as of June 30,
                          1995 by and between the Company and Corange
                          International, Ltd.
         10.10**(1)     Collaborative Research Agreement dated as of June 12,
                          1995 by and between the Company and Boehringer Ingelheim International GmbH.
         10.11(1)       Employment Agreement dated February 28, 1995 between
                          the Company and Kevin J. Kinsella.
         10.12(1)       Consulting Agreement dated March 6, 1995 between the
                          Company and Irwin Lerner.
         10.13(1)       Letter Agreement dated September 7, 1993 between the
                          Company and Timothy J.R. Harris.
         11.1(2)        Computation of net loss per share.


(b)      Reports on Form 8-K

         None

- - ----------
** Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (Reg. No. 33-93460) as declared effective by the Commission on July 31, 1995.

(2) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-01226) as filed with the Commission on February 12, 1996.

                           SEQUANA THERAPEUTICS, INC.

                                 March 31, 1996


                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                            Sequana Therapeutics, Inc.


Date: May 10, 1996                          By: /s/ M. Scott Salka
                                                ------------------
                                            Vice President of Operations,
                                            Chief Financial Officer and
                                            Principal Financial and
                                            Accounting Officer