Form 10-Q
period 1996-06-30
SEQUANA THERAPEUTICS INC
filed 1996-08-13
CIK 946736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-26244



                           SEQUANA THERAPEUTICS, INC.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                    33-0550509
- ------------------------------------------------------------------------------
(State or other  jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

11099 N. Torrey Pines Road, Suite 160, La Jolla, CA            92037
- ------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

                                 (619) 452-6550
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for
the past 90 days -- Yes X   No
                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
            Class                             July 31, 1996
            -----                             -------------
Common Stock, $.001 par value                      9,899,109

                           SEQUANA THERAPEUTICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                              PAGE NO.
                                                                                                              --------
COVER PAGE.....................................................................................................  1

TABLE OF CONTENTS..............................................................................................  2

PART I.  FINANCIAL INFORMATION

            ITEM 1.   Financial Statements

            Balance Sheets at June 30, 1996 and December 31, 1995 .............................................  3

            Statements of Operations for the Three Months and Six Months
            ended June 30, 1996 and 1995.......................................................................  4

            Statements of Cash Flows for the Six Months ended
            June 30, 1996 and 1995.............................................................................  5

            Notes to Financial Statements......................................................................  6

            ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  7

PART II.  OTHER INFORMATION

            ITEM 4.  Submission of Matters to a Vote of Security Holders......................................  10

            ITEM 5.  Other Information........................................................................  11

            ITEM 6.  Exhibits and Reports on Form 8-K.........................................................  11

SIGNATURE.....................................................................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           SEQUANA THERAPEUTICS, INC.
                                 BALANCE SHEETS

                                                                            June 30,          December 31,
                                                                              1996               1995
                                                                          ------------      -------------
                     ASSETS                                                (Unaudited)          (Note)
Current assets:
  Cash and cash equivalents                                               $ 14,713,241      $ 13,512,688
  Investment securities, available-for-sale, net                            49,045,866        27,825,023
  Other current assets                                                       2,585,310         1,582,053
                                                                          ------------      ------------
Total current assets                                                        66,344,417        42,919,764
                                                                          ------------      ------------
Furniture and equipment, net                                                 6,834,350         4,438,611
Other assets                                                                 1,662,057           179,482
Notes receivable from employees                                                689,498           463,000
                                                                          ------------      ------------
                                                                          $ 75,530,322      $ 48,000,857
                                                                          ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                   $  2,673,459      $  2,775,380
  Deferred revenue                                                           4,081,450         2,311,856
  Current portion of loans and capital lease obligations                     2,048,544         1,335,720
                                                                          ------------      ------------
Total current liabilities                                                    8,803,453         6,422,956
                                                                          ------------      ------------
Loans and capital lease obligations, less current portion                    4,070,750         2,803,612
Shareholders' equity:
  Common stock, $.001 par value:
    Authorized shares -- 50,000,000
    Issued and outstanding shares -- 9,905,619 at
    June 30, 1996 and 8,125,632 at December 31, 1995                             9,906             8,126
  Additional paid-in capital                                                86,656,622        55,484,707
  Notes receivable from shareholders                                          (267,110)         (254,144)
  Deferred compensation, net                                                (1,151,419)       (1,368,802)
  Accumulated deficit                                                      (22,591,880)      (15,095,598)
                                                                          ------------      ------------
Total shareholders' equity                                                  62,656,119        38,774,289
                                                                          ------------      ------------
                                                                          $ 75,530,322      $ 48,000,857
                                                                          ============      ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See accompanying notes to financial statements.

                           SEQUANA THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                          Three months ended                  Six months ended
                                               June 30,                           June 30,
                                      ----------------------------------------------------------------
                                          1996            1995              1996             1995
                                      -----------      -----------      ------------      -----------
Revenue under strategic alliances     $ 2,887,247      $ 3,891,652      $  4,772,802      $ 4,640,411

Expenses:
  Research and development              6,351,761        3,970,926        11,430,489        6,426,494
  General and administrative            1,229,999          605,965         2,219,459        1,381,534
                                      -----------      -----------      ------------      -----------
Total operating expenses                7,581,760        4,576,891        13,649,948        7,808,028
Interest income                           927,911          249,062         1,574,863          511,632
Interest expense                         (107,338)         (57,554)         (193,999)        (119,524)
                                      -----------      -----------      ------------      -----------
Net loss                              $(3,873,940)     $  (493,731)     $ (7,496,282)     $(2,775,509)
                                      ===========      ===========      ============      ===========


Net loss per share                    $     (0.39)     $     (0.09)     $      (0.81)     $     (0.52)
                                      ===========      ===========      ============      ===========

Shares used in computing net
  loss per share                        9,879,515        5,380,813         9,240,702        5,342,260
                                      ===========      ===========      ============      ===========


                 See accompanying notes to financial statements.

                           SEQUANA THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six months ended
                                                                            June 30,
                                                                -------------------------------
                                                                     1996              1995
                                                                -------------     -------------

OPERATING ACTIVITIES:
Net loss                                                        $ (7,496,282)     $ (2,775,509)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                1,039,667           331,729
      Amortization of deferred compensation                          217,383           530,340
      Change in operating assets and liabilities                     664,416         2,480,059

                                                                ------------      ------------
Net cash provided by (used in) operating activities               (5,574,816)          566,619

INVESTING ACTIVITIES:
Purchases of investment securities                               (37,288,341)       (2,955,150)
Sales and maturities of investment securities                     16,067,498         8,000,000
Purchases of furniture and equipment                                (578,823)          (70,255)
Other investing activities                                        (1,709,477)            7,175

                                                                ------------      ------------
Net cash provided by (used in) investing activities              (23,509,143)        4,981,770

FINANCING ACTIVITIES:
Issuance of common stock                                          31,173,695           162,844
Issuance of convertible preferred stock                                 --           6,999,995
Repayments of loans and capital lease obligations                   (876,218)         (400,873)
Other financing activities                                           (12,965)           (1,749)

                                                                ------------      ------------
Net cash provided by financing activities                         30,284,512         6,760,217

Increase in cash and cash equivalents                              1,200,553        12,308,606

Cash and cash equivalents at beginning of period                  13,512,688         1,589,722
                                                                ------------      ------------

Cash and cash equivalents at end of period                      $ 14,713,241      $ 13,898,328
                                                                ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                   $    193,999      $    119,524
                                                                ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Equipment acquired under capital leases and loans               $  2,856,180      $    703,484
                                                                ============      ============


                 See accompanying notes to financial statements.

                           SEQUANA THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (unaudited)

1.          BASIS OF PRESENTATION

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net losses will continue.

            The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto incorporated by reference from the Annual Report to Shareholders in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

2.          NET LOSS PER SHARE

            Net loss per share is computed using the weighted average number of shares outstanding during the periods, as adjusted for the effects of certain rules of the Securities and Exchange Commission for the periods prior to the Company's initial public offering ("IPO") in July 1995. Shares issuable upon the exercise of outstanding stock options and warrants are not reflected for the periods subsequent to the Company's IPO as their effect is anti-dilutive.

3.          SHAREHOLDERS' EQUITY

            In March 1996, the Company raised net proceeds of approximately $30 million through a follow-on public offering of 1,700,000 shares of its common stock. The Company raised an additional $1.2 million in net proceeds from the sale of common stock during the six months ended June 30, 1996 consisting primarily of a private investment from one of the Company's strategic alliance partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated in February 1993 and has devoted substantially all of its resources since that time to the development of an integrated technology platform for discovering genes associated with common human diseases. The Company has incurred substantial operating losses since inception and, as of June 30, 1996, had incurred a cumulative net loss of $22.6 million. The Company anticipates incurring additional losses over at least the next several years as it expands its gene discovery efforts. Such expansion will result in increases in both research and development and general and administrative expenses.

The Company does not anticipate revenues from product sales in the foreseeable future. The Company's sources of revenue for the next several years will be payments under existing strategic alliances, license fees, proceeds from the sale of rights, payments from future strategic alliances and licensing arrangements, if any, and interest income. Certain payments under strategic alliances are contingent upon the Company meeting established milestones. Payments under strategic alliances and licensing arrangements will be subject to significant fluctuations in both timing and amount and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

In July 1994, the Company entered into a strategic alliance with Glaxo Wellcome Inc. ("Glaxo") to discover disease genes associated with type II diabetes. In February 1996, the alliance was expanded to include the study of human obesity. The Company has granted Glaxo exclusive worldwide rights to develop and commercialize therapeutic products based upon the Company's gene discoveries in the areas of diabetes and human obesity, and has retained rights to all diagnostic products. In June 1995, the Company entered into strategic alliances with Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") in the area of asthma and with Corange International, Ltd. ("Corange") in the area of osteoporosis. Under the terms of the agreements with Boehringer Ingelheim and Corange, the Company will be entitled to payments for research support, payments upon achievement of certain research and product development milestones and payment of royalties on the sale of any products developed by the strategic alliance partner. The agreement with Boehringer Ingelheim provides Boehringer Ingelheim with exclusive worldwide rights to develop and commercialize therapeutic products for asthma based on genes discovered as a result of the alliance. Sequana retains the right to develop and commercialize diagnostic products based on such gene discoveries. The agreement with Corange provides Corange with exclusive worldwide rights to develop and commercialize diagnostic and therapeutic products based on osteoporosis genes which may be discovered as a result of the alliance.

RESULTS OF OPERATIONS

Revenue under strategic alliances totaled $2.9 million for the three months ended June 30, 1996 compared to $3.9 million for the three months ended June 30, 1995, and $4.8 million for the six months ended June 30, 1996 compared to $4.6 million for the comparable period of 1995. The decrease in revenue during the three months ended June 30, 1996, relative to the comparable period of 1995, was primarily attributable to up-front payments received in the prior year period which were recognized upon the commencement of the Company's strategic alliances with Boehringer Ingelheim and Corange in June 1995. Revenue for the three months ended June 30, 1996 was primarily comprised of ongoing payments for research support and DNA sample collection pursuant to the Company's strategic alliances, as well as a $500,000 milestone payment from Glaxo in connection with the attainment of a research milestone. Revenue under strategic alliances for the six months ended June

30, 1996 was relatively comparable to the level of such revenue for the comparable period of 1995 as increased revenues for research support and DNA sample collection during the six months ended June 30, 1996 offset the aforementioned up-front payments recognized during the six months ended June 30, 1995.

Research and development expenses increased to $6.4 million in the three months ended June 30, 1996 from $4.0 million in the three months ended June 30, 1995, and $11.4 million for the six months ended June 30, 1996 compared to $6.4 million in the comparable period of 1995. The increase in research and development expenses was primarily attributable to increased costs associated with expansion of the Company's gene discovery efforts. Such costs consisted primarily of increased personnel expenses, supply costs, and facility and equipment expenses associated with expansion of the Company's research organization. The Company expects to continue expanding its gene discovery activities in future periods, which will result in continued increases in research and development expenses, including costs associated with collection of patient information and DNA samples.

General and administrative expenses increased to $1.2 million in the three months ended June 30, 1996 from $606,000 in the three months ended June 30, 1995, and $2.2 million for the six months ended June 30, 1996 compared to $1.4 million in the comparable period of 1995. Increases in general and administrative expenses largely reflect expansion of the Company's administrative organization to support increased gene discovery and business development activities. Such increases are comprised primarily of costs associated with the addition of management and support personnel as well as expenses related to Sequana's status as a public company (commencing in July
1995). General and administrative expenses are anticipated to increase in future periods as a result of expansion necessary to support continued increases in gene discovery programs and business development activities.

Interest income increased significantly during the three month and six month periods ended June 30, 1996, relative to the comparable periods of 1995, primarily due to higher levels of cash, cash equivalents and investment securities attributable to public offerings of the Company's equity securities and, to a lesser degree, funding under the company's strategic alliances.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through public and private offerings of its equity securities (generating net proceeds of approximately $80.2 million) and cash received pursuant to the Company's strategic alliances ($ 20.8 million). At June 30, 1996, the Company had cash, cash equivalents and investment securities totaling $63.8 million compared to $41.3 million at December 31, 1995. The increase in cash, cash equivalents and investment securities during the six months ended June 30, 1996 is largely attributable to net proceeds of approximately $30 million raised from the Company's follow-on public offering in March 1996, which amount was reduced by cash used to finance the Company's operations and equipment related expenditures.

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

In July 1996, the Company signed a definitive agreement to acquire NemaPharm, Inc., a company engaged in the development and application of drug discovery technologies based upon the nematode worm, C. elegans. In addition, the Company intends to pursue the acquisition of additional technologies which it believes will further complement its drug discovery and functional genomics capabilities. The Company anticipates that a substantial portion of these arrangements, like the NemaPharm acquisition, will be financed through the issuance of the Company's equity securities, which will result in ownership dilution to shareholders of the Company.

The Company believes that its existing cash, cash equivalents and investment securities and anticipated cash flows from its current strategic alliances will be sufficient to support the Company's operations through 1999. In the event that additional financing is needed, the Company may seek to raise such additional funds through public or private equity or debt financings or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing or strategic alliance and licensing arrangements will be obtainable on terms favorable to the Company or its shareholders. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to shareholders will result. In the event that adequate funds are not available, the Company's business may be adversely affected. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and actual results could vary. The factors described earlier in this section will impact the Company's future capital requirements and the adequacy of its available funds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 1996, the Company held its Annual Meeting of Shareholders. The following actions were taken at the Annual Meeting:

                                                           Shares           Shares             Shares
                                                          Voted For         Withheld           Not Voted
                                                          ---------         --------           ---------
            1. The following directors were
                elected:

                        Richard Darman                    6,945,982         4,600              2,888,398
                        Timothy J.R. Harris               6,945,982         4,600              2,888,398
                        Kevin J. Kinsella                 6,945,982         4,600              2,888,398
                        Irwin Lerner                      6,945,982         4,600              2,888,398
                        Thomas C. McConnell               6,945,982         4,600              2,888,398
                        Howard D. Palefsky                6,945,982         4,600              2,888,398
                        Thomas F. Stephenson              6,945,982         4,600              2,888,398

            2. An amendment to the Company's 1994 Incentive Stock Plan to increase the number of shares of common stock reserved for issuance by 450,000 shares was approved with voting as follows:

                        Shares Voted For                  6,529,309
                        Shares Voted Against                326,857
                        Shares Abstaining                    13,667
                        Broker Non-Votes                     80,749
                        Shares Not Voted                  2,888,398

            3. An amendment to the Company's 1995 Director Option Plan to (i) increase from 10,000 to 15,000 the number of shares of common stock underlying options automatically granted to each new non-employee director upon joining the board, (ii) provide that each non-employee director that has not received an initial grant under the plan within the previous six months will automatically be granted an option to purchase 7,000 shares of common stock upon re-election to the Board each year, (iii) provide that all options granted under the plan become exercisable at the rate of 12.5% of the shares subject to the option on the six month anniversary of the date of grant and 1/48th of the option shares at the end of each month thereafter and (iv) increase the number of shares reserved for issuance under the plan by 125,000 shares, was approved with voting as follows:

                        Shares Voted For                  6,796,513
                        Shares Voted Against                 80,860
                        Shares Abstaining                    17,274
                        Broker Non-Votes                     55,935
                        Shares Not Voted                  2,888,398

            4. The appointment of Ernst & Young LLP as the Company's independent auditors for the 1996 fiscal year was confirmed with voting as follows:

                        Shares Voted For                  6,944,406
                        Shares Voted Against                  3,500
                        Shares Abstaining                     2,676
                        Shares Not Voted                  2,888,398

ITEM 5.  OTHER INFORMATION

During the second quarter of 1996, the Company entered into a collaborative agreement with Aurora Biosciences Corporation ("Aurora") in the area of functional genomics. Under the agreement, the Company gained access to certain technologies and may provide research support and potential milestone and royalty payments to Aurora for the application of Aurora's proprietary mammalian cell-based screening technology to genetic targets selected by the Company. In connection with the agreement, the Company also made a $1.5 million equity investment in Aurora. Kevin Kinsella, the Company's President and Chief Executive Officer and a member of the Board of Directors, is the Managing General Partner of Avalon Ventures (a founder and major shareholder of Aurora) and a shareholder and member of the Board of Directors of Aurora.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

            Exhibit
            Number      Description of Document
            ------      -----------------------
            10.14*      Research Agreement dated as of April 2, 1996 by and
                        between the Registrant and Aurora Biosciences
                        Corporation.

            27          Financial Data Schedule

            * Confidential treatment has been requested with respect to certain portions of this exhibit.

(b)         Reports on Form 8-K

            None

                           SEQUANA THERAPEUTICS, INC.

                                  June 30, 1996

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            Sequana Therapeutics, Inc.

Date: August 12, 1996                       By: /s/ M. SCOTT SALKA
                                               --------------------------
                                            M. Scott Salka
                                            Vice President of Operations,
                                            Chief Financial Officer and
                                            Principal Financial and
                                            Accounting Officer

                                    EXHIBITS

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                                    DESCRIPTION                        PAGE
- -------                                   -----------                    ------------
10.14*      Research Agreement dated as of April 2, 1996 by and between the Registrant and Aurora Biosciences Corporation.

27          Financial Data Schedule

- -------------

* Confidential treatment has been requested with respect to certain portions of this exhibit.