Form 10-Q
period 1996-09-30
SEQUANA THERAPEUTICS INC
filed 1996-11-13
CIK 946736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-26244

                           SEQUANA THERAPEUTICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                     33-0550509
--------------------------------------------------------------------------------
(State or other  jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

11099 N. Torrey Pines Road, Suite 160, La Jolla, CA                  92037
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

                                 (619) 452-6550
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for
the past 90 days -- Yes  X   No
                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
         Class                                          October 31, 1996
         -----                                          ----------------

Common Stock, $.001 par value                              10,081,367

                           SEQUANA THERAPEUTICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
COVER PAGE..................................................................      1

TABLE OF CONTENTS...........................................................      2

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

         Balance Sheets at September 30, 1996 and December 31, 1995.........      3

         Statements of Operations for the Three Months and Nine Months
         ended September 30, 1996 and 1995..................................      4

         Statements of Cash Flows for the Nine Months ended
         September 30, 1996 and 1995........................................      5

         Notes to Financial Statements......................................      6

         ITEM 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................      8

PART II.  OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K..........................     11

SIGNATURE...................................................................     12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           SEQUANA THERAPEUTICS, INC.
                                 BALANCE SHEETS

                                                                September 30,       December 31,
                                                                    1996                1995
                                                                ------------        ------------
                                   ASSETS                        (Unaudited)           (Note)
Current assets:
  Cash and cash equivalents                                     $  8,128,432        $ 13,512,688
  Investment securities, available-for-sale, net                  51,288,496          27,825,023
  Other current assets                                             2,783,285           1,582,053
                                                                ------------        ------------
Total current assets                                              62,200,213          42,919,764
                                                                ------------        ------------
Furniture and equipment, net                                       7,326,380           4,438,611
Other assets                                                       1,866,421             179,482
Notes receivable from employees                                      527,613             463,000
                                                                ============        ============
                                                                $ 71,920,627        $ 48,000,857
                                                                ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                         $  3,265,059        $  2,775,380
  Deferred revenue                                                 4,676,441           2,311,856
  Current portion of loans and capital lease obligations           2,291,935           1,335,720
                                                                ------------        ------------
Total current liabilities                                         10,233,435           6,422,956
                                                                ------------        ------------
Loans and capital lease obligations, less current portion          4,185,786           2,803,612
Shareholders' equity:
  Common stock, $.001 par value:
    Authorized shares -- 50,000,000
    Issued and outstanding shares -- 9,926,483 at
    September 30, 1996 and 8,125,632 at December 31, 1995              9,926               8,126
  Additional paid-in capital                                      86,735,705          55,484,707
  Notes receivable from shareholders                                (237,579)           (254,144)
  Deferred compensation, net                                      (1,032,479)         (1,368,802)
  Accumulated deficit                                            (27,974,167)        (15,095,598)
                                                                ------------        ------------
Total shareholders' equity                                        57,501,406          38,774,289
                                                                ------------        ------------
                                                                $ 71,920,627        $ 48,000,857
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

                           SEQUANA THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                Three months ended                    Nine months ended
                                                   September 30,                        September 30,
                                        --------------------------------    ------------------------------------
                                            1996                1995                1996                1995
                                        ------------        ------------        ------------        ------------

Revenue under strategic alliances       $  2,348,844        $  2,069,188        $  7,121,646        $  6,709,599

Expenses:
  Research and development                 7,040,468           3,452,598          18,470,957           9,879,092
  General and administrative               1,465,028             718,485           3,684,487           2,100,019
                                        ------------        ------------        ------------        ------------
Total operating expenses                   8,505,496           4,171,083          22,155,444          11,979,111
Interest income                              885,300             533,666           2,460,163           1,045,298
Interest expense                            (110,935)            (74,833)           (304,934)           (194,357)
                                        ------------        ------------        ------------        ------------
Net loss                                $ (5,382,287)       $ (1,643,062)       $(12,878,569)       $ (4,418,571)
                                        ============        ============        ============        ============


Net loss per share                      $      (0.54)       $      (0.22)       $      (1.36)       $      (0.74)
                                        ============        ============        ============        ============

Shares used in computing net
  loss per share                           9,911,275           7,353,629           9,465,858           6,010,336
                                        ============        ============        ============        ============


                 See accompanying notes to financial statements.

                           SEQUANA THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          Nine months ended
                                                                            September 30,
                                                                  --------------------------------
                                                                      1996                1995
                                                                  ------------        ------------

OPERATING ACTIVITIES:
Net loss                                                          $(12,878,569)       $ (4,418,571)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                  1,673,863             592,613
      Amortization of deferred compensation                            336,323             636,512
      Change in operating assets and liabilities                     1,653,032           3,464,237
                                                                  ------------        ------------
Net cash provided by (used in) operating activities                 (9,215,351)            274,791

INVESTING ACTIVITIES:
Purchases of investment securities                                 (45,787,980)        (15,259,357)
Sales and maturities of investment securities                       22,324,507          11,000,000
Purchases of furniture and equipment                                  (809,980)           (417,349)
Other investing activities                                          (1,752,158)            (71,842)
                                                                  ------------        ------------
Net cash used in investing activities                              (26,025,611)         (4,748,548)

FINANCING ACTIVITIES:
Issuances of common stock                                           31,252,798          19,781,216
Issuance of convertible preferred stock                                     --           6,999,995
Repayments of loans and capital lease obligations                   (1,412,657)           (643,143)
Other financing activities                                              16,565              (1,399)
                                                                  ------------        ------------
Net cash provided by financing activities                           29,856,706          26,136,669

Increase (decrease) in cash and cash equivalents                    (5,384,256)         21,662,912

Cash and cash equivalents at beginning of period                    13,512,688           1,589,722
                                                                  ------------        ------------

Cash and cash equivalents at end of period                        $  8,128,432        $ 23,252,634
                                                                  ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                     $    304,934        $    194,357
                                                                  ============        ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Equipment acquired under capital leases and loans                 $  3,751,046        $    813,097
                                                                  ============        ============


                 See accompanying notes to financial statements.

                           SEQUANA THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                   (unaudited)


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

2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares outstanding during the interim periods, as adjusted for the effects of certain rules of the Securities and Exchange Commission for the periods prior to the Company's initial public offering ("IPO") in July 1995. Shares issuable upon the exercise of outstanding stock options and warrants are not reflected for the periods subsequent to the Company's IPO as their effect is anti-dilutive.

3.       SHAREHOLDERS' EQUITY

         In March 1996, the Company raised net proceeds of approximately $30 million through a follow-on public offering of 1,700,000 shares of its common stock. The Company raised an additional $1.3 million in net proceeds from the sale of common stock during the nine months ended September 30, 1996 consisting primarily of a private investment from one of the Company's strategic alliance partners.

                           SEQUANA THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                   (unaudited)

4.       ACQUISITION

         In July 1996, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of NemaPharm, Inc. ("NemaPharm"), a company engaged in gene discovery, determination of gene function and high throughput, whole-organism compound screening using the nematode worm, C. elegans. The acquisition of NemaPharm was completed on October 15, 1996 and was financed through the issuance of approximately 154,000 shares of the Company's common stock and options to acquire 43,000 shares of Sequana's common stock. The acquisition was accounted for under the purchase method, and the purchase price was allocated primarily to in-process research and development. Accordingly, the Company will record a non-cash charge to operations during the fourth quarter of 1996 for the fair value of the common stock and options issued in the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated in February 1993 and has devoted substantially all of its resources since that time to the development of an integrated technology platform for discovering genes associated with common human diseases. The Company believes that gene discoveries made by the Company may provide insight into the fundamental causes of these diseases and may lead to the development of novel prognostic, diagnostic and therapeutic products. The Company has incurred substantial operating losses since inception and, as of September 30, 1996, had incurred a cumulative net loss of $28.0 million. The Company anticipates incurring additional losses over at least the next several years as it expands its gene discovery and functional genomics activities. Such expansion will result in increases in both research and development and general and administrative expenses.

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

In July 1994, the Company entered into a strategic alliance with Glaxo Wellcome Inc. ("Glaxo") to discover disease genes associated with type II diabetes. In February 1996, this alliance was expanded to include the study of human obesity. The Company has granted Glaxo exclusive worldwide rights to develop and commercialize therapeutic products based upon the Company's gene discoveries in the areas of diabetes and human obesity, and has retained rights to all diagnostic products. In June 1995, the Company entered into strategic alliances with Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") in the area of asthma and with Corange International, Ltd. ("Corange") in the area of osteoporosis. Under the terms of the agreements with Boehringer Ingelheim and Corange, the Company will be entitled to payments for research support, payments upon the achievement of certain research and product development milestones and payment of royalties on the sale of any products developed by the strategic alliance partner. The agreement with Boehringer Ingelheim provides Boehringer Ingelheim with exclusive worldwide rights to develop and commercialize therapeutic products for asthma based on genes discovered as a result of the alliance. Sequana retains the right to develop and commercialize diagnostic products based on such gene discoveries. The agreement with Corange provides Corange with exclusive worldwide rights to develop and commercialize diagnostic and therapeutic products based on osteoporosis genes which may be discovered as a result of the alliance.

RESULTS OF OPERATIONS

Revenue under strategic alliances increased to $2.3 million for the three months ended September 30, 1996 from $2.1 million during the three months ended September 30, 1995, and $7.1 million for the nine months ended September 30, 1996 compared to $6.7 million for the comparable period of 1995. Such increases were primarily attributable to ongoing payments for research support and DNA sample collection pursuant to the Company's three strategic alliances. Revenue under strategic alliances for the nine months ended September 30, 1996 also included a $500,000 milestone payment from Glaxo in connection with the attainment of a research milestone, while revenue for the comparable period of

1995 included up-front payments which were recognized upon the commencement of the Company's strategic alliances with Boehringer Ingelheim and Corange in June 1995.

Research and development expenses increased to $7.0 million for the three months ended September 30, 1996 from $3.5 million during the three months ended September 30, 1995, and $18.5 million for the nine months ended September 30, 1996 compared to $9.9 million in the comparable period of 1995. The increase in research and development expenses was primarily attributable to increased costs associated with expansion of the Company's gene discovery efforts and establishment of a broad-based functional genomics technology platform. Such costs consisted primarily of increased personnel expenses, supply costs, and facility and equipment expenses associated with expansion of the Company's research organization. The Company expects to continue expanding its gene discovery and functional genomics activities in future periods, which is anticipated to result in additional increases in research and development expenses.

In connection with the Company's acquisition of NemaPharm (see Note 4 of Notes to Financial Statements), the Company will record a non-cash charge to operations during the fourth quarter of 1996 for the fair value of common stock and options issued in the transaction. In addition to the acquisition of NemaPharm, the Company may pursue the acquisition of additional technologies which it believes could further complement its gene discovery and functional genomics capabilities. The Company anticipates that a substantial portion of these arrangements, if successfully completed, may be financed through the issuance of the Company's equity securities and would therefore result in dilution to shareholders of the Company.

General and administrative expenses increased to $1.5 million for the three months ended September 30, 1996 from $718,000 during the three months ended September 30, 1995, and $3.7 million for the nine months ended September 30, 1996 compared to $2.1 million in the comparable period of 1995. Increases in general and administrative expenses largely reflect expansion of the Company's administrative organization to support increased research efforts and business development activities. Such increases are comprised primarily of costs associated with the addition of management and support personnel as well as expenses related to Sequana's status as a public company (commencing in July
1995). General and administrative expenses are anticipated to increase in future periods as a result of expansion necessary to support continued increases in research and development programs and business development activities.

Interest income increased significantly during the three month and nine month periods ended September 30, 1996, relative to the comparable periods of 1995, primarily due to higher levels of cash, cash equivalents and investment securities attributable to public offerings of the Company's equity securities and, to a lesser degree, funding under the company's strategic alliances.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through public and private offerings of its equity securities (generating net proceeds of approximately $80.3 million) and cash received pursuant to the Company's strategic alliances ($ 24.0 million). At September 30, 1996, the Company had cash, cash equivalents and investment securities totaling $59.4 million compared to $41.3 million at December 31, 1995. The increase in cash, cash equivalents and investment securities during the nine months ended September 30, 1996 is largely attributable to net proceeds of approximately $30 million raised from the Company's follow-on public offering in March 1996, which amount was reduced by cash used to finance the Company's operations and equipment-related expenditures. In October 1996, the Company secured a credit facility from a bank which, subject to compliance with certain financial covenants and conditions, may be used by the Company to finance up to $7 million of capital expenditures or other working capital requirements through September 1997.

The Company's continued expansion of its gene discovery and functional genomics activities, and the Company's future capital requirements and the adequacy of its available funds will depend on many factors, including progress of its gene discovery programs, the number and breadth of these programs, the continuation of and achievement of milestones under strategic alliance arrangements, the progress of the development and commercialization efforts of the Company's strategic alliance partners, competing technological and market developments, the costs associated with collecting patient information and DNA samples, the costs involved in preparing, filing, prosecuting and maintaining and enforcing patent claims and other intellectual property rights, the regulatory process and other factors.

In August 1996, the Company and Memorial Sloan-Kettering Cancer Center entered into a letter of intent to form a joint venture in the area of cancer genetics. Under the proposed terms of the arrangement, the parties will each contribute $5 million to fund the joint venture's initial operations, which will be focused on the research and identification of genes and related genetic sequence information of value in the prognosis, diagnosis and possible treatment of certain common cancers. The Company anticipates that definitive agreements for the joint venture may be completed by late-1996 and, if successfully completed, the Company expects that its $5 million contribution will be funded during 1997 and early 1998. There can be no assurance that the parties will enter into definitive agreements to establish the joint venture.

The Company believes that its existing cash, cash equivalents and investment securities and anticipated cash flows from its current strategic alliances will be sufficient to support the Company's operations through 1999. The Company may seek to raise additional financing through public or private equity or debt financings or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing or strategic alliance and licensing arrangements will be obtainable on terms favorable to the Company or its shareholders. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to shareholders will result. In the event that adequate funds are not available, the Company's business may be adversely affected. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations and the statements with regard to continued expansion of its gene discovery and functional genomics activities and anticipated completion of definitive agreements for the joint venture with Memorial Sloan-Kettering Cancer Center are forward-looking statements, and actual results and timing of certain events could vary. The factors described earlier in this section will impact the Company's future capital requirements and the adequacy of its available funds which could cause the period of time through which the Company's financial resources will be adequate to support its operations to vary from that set forth above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         Exhibit
         Number      Description of Document

         10.15 Merger Agreement and Plan of Reorganization between the Registrant, Sequana Merger Sub, Inc., NemaPharm, Inc. and the Shareholders of NemaPharm, Inc. dated July 19, 1996.

         27.1        Financial Data Schedule




(b)      Reports on Form 8-K

         None

                           SEQUANA THERAPEUTICS, INC.

                               September 30, 1996


                                    SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                            Sequana Therapeutics, Inc.



Date: November 12, 1996                     By: /s/ M. Scott Salka
                                               --------------------------
                                            Vice President of Operations,
                                            Chief Financial Officer and
                                            Principal Financial and
                                            Accounting Officer

                                    EXHIBITS


                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                                  DESCRIPTION                   PAGE

10.15 Merger Agreement and Plan of Reorganization between the Registrant, Sequana Merger Sub, Inc., NemaPharm,
          Inc. and the Shareholders of NemaPharm, Inc. dated
          July 19, 1996.

27.1      Financial Data Schedule

----------