Form 10-K
period 1996-12-31
SEQUANA THERAPEUTICS INC
filed 1997-03-31
CIK 946736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26244

                           SEQUANA THERAPEUTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           California                                    33-0550509
(STATE OR OTHER  JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

  11099 N. Torrey Pines Road, Ste. 160
         La Jolla, California                             92037
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (619) 452-6550
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:              NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:              COMMON STOCK, $.001 PAR VALUE
                                                                                (TITLE OF CLASS)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $113.3 million as of March 1, 1997. Shares of common stock held by officers and directors and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

            As of March 1, 1997, the registrant had 10,189,595 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Registrant's Definitive Proxy Statement to be furnished for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

            Sequana Therapeutics, Inc. ("Sequana" or the "Company") was founded to discover and characterize genes that cause or predispose individuals to common diseases ("disease genes"). Sequana has developed a proprietary gene discovery technology which is based on positional cloning, a method that uses statistical analysis of disease inheritance patterns to isolate disease genes. The Company believes that its integrated technology platform, which utilizes high-throughput automated DNA analyzers, sophisticated robotics and advanced computer systems to collect and analyze genetic information and establish its relationship to disease, is the most rapid and efficient method of discovering and characterizing disease genes. Sequana has also developed or acquired access to a variety of technologies that the Company believes will be useful in determining gene function. The Company believes that identification of disease genes and determination of their biological function will provide insights into the causes of common diseases and may facilitate the development of novel prognostic, diagnostic and therapeutic products such as small molecule drugs, recombinant proteins, gene therapy and antisense therapy. The Company's initial focus is on discovering and characterizing disease genes associated with type II diabetes, asthma, osteoporosis, obesity, schizophrenia, and manic depression, among other common diseases. Additionally, Sequana expects to apply its functional genomics and bioinformatics capabilities, including the study of model organisms, to elucidate gene function, develop chemical screens, and identify potential lead compounds for pharmaceutical development. In January 1996, Sequana announced the discovery of a gene associated with hereditary melanoma, an often fatal form of skin cancer, and in April 1996, Sequana announced the discovery of a gene associated with obesity in mice.

            Sequana's business strategy is to utilize its gene discovery, functional genomics and bioinformatics technologies to facilitate the development and commercialization of prognostic, diagnostic and therapeutic products. As an integral component of this strategy, the Company seeks to establish strategic alliances with major pharmaceutical and biotechnology companies in order to commercialize its technologies and leverage the resources and expertise of its strategic alliance partners. The Company's existing strategic alliances provide for technical and financial support during the gene discovery and characterization phase and may include up-front fees, research support, milestone payments and royalty payments on product sales. To date, Sequana has entered into strategic alliances with Glaxo Wellcome Inc. ("Glaxo") in the areas of type II diabetes and human obesity, Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") in the area of asthma and Corange International, Ltd. ("Corange"), the parent company of Boehringer Mannheim GmbH ("Boehringer Mannheim"), in the area of osteoporosis. In January 1997, the Company entered into an additional collaboration with Glaxo under which Sequana's wholly-owned subsidiary, NemaPharm, Inc. ("NemaPharm"), will examine the function of certain human genes using its propriety C. elegans technology.

            The information set forth in this Business Section contains forward-looking statements, including but not limited to statements concerning the use of the Company's proprietary gene discovery technology to discover disease genes, the use of its technologies in determining gene function and identifying potential lead compounds for pharmaceutical development, research and development time lines, the timing and likelihood of regulatory approval, the continuation of the Company's collaborations with its partners, the Company's future capital requirements, and business conditions and growth in the biotechnology and pharmaceutical industries and general economy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the aforementioned factors, as well as those set forth elsewhere in this Form 10-K.


INDUSTRY BACKGROUND

            Many diseases are believed to have a genetic basis. Genes, which are found in nearly every living cell, code for specific gene products, generally proteins. A typical human cell contains thousands of proteins essential to normal cellular structure, growth and function. A defect in a single gene, leading to the over-production, improper function or absence of a single protein, may cause an imbalance in this complex cellular system and result in disease.

            Genes are unique sequences of DNA. DNA is composed of two "strands" of nucleotides, or bases, which are joined together. There are four bases, referred to as adenine (A), guanine (G), cytosine (C) and thymine (T). Complementary base pairs (adenine-thymine; guanine-cytosine) bond, allowing the two strands to be tightly associated. By determining the sequence of the bases along a DNA strand, genes can be identified. Knowledge of the gene sequence provides information regarding the protein it produces, but generally does not provide information about the function of the protein in the complex metabolic process.

            The entire genetic content of an organism is referred to as its genome. The human genome consists of approximately three billion base pairs of DNA divided into 23 chromosomes, each containing a specific portion of the estimated 100,000 human genes. Nearly all human cells contain pairs of each chromosome, one maternal and one paternal in origin. An inherited chromosome, however, may not be an exact copy of a parental chromosome because of the occurrence of crossover events. Crossover events are the natural random shuffling of the DNA strands between a parental chromosome pair during chromosome replication. This results in the offspring inheriting recombinant chromosomes from the parents. Crossover events occur approximately 30 times in each genome replication and serve to increase genetic diversity in a species.

            The three main approaches to gene discovery are functional cloning, random sequencing and positional cloning. Functional cloning is a method of discovering disease genes that depends on understanding the protein defect in the metabolic pathway that causes disease. If the disease can be traced to a specific protein defect, then determining the sequence of the defective protein enables the identification of the disease gene. This is accomplished by retracing the natural process by which the specific gene sequence encodes for such protein. Developing an understanding of the specific protein defects that lead to disease is difficult because the metabolic pathways involved in many common diseases are not well understood.

            Random sequencing is the determination of the order of a sufficient number of bases in a gene fragment to allow the identification of the gene. Random sequencing enables the rapid identification of genes, but generally does not provide an understanding of the function of a gene or its role in a particular disease. Any determination of function, or "characterization," of randomly sequenced genes is dependent on structural similarities, or homology, existing between such randomly sequenced genes and genes with known function. Genes with known function currently number fewer than 6,000, or less than six percent of the estimated total number of human genes. The characterization of novel randomly sequenced genes will require intensive biological research even if there is homology to known genes. A number of groups are randomly sequencing partial human genes and are expected to create a publicly available collection of all of the estimated 100,000 human genes, albeit largely without known function, within two years.

            Positional cloning utilizes analysis of disease inheritance patterns to isolate the chromosomes which contain target disease genes. Further refinement of these locations can be accomplished by analyzing crossover events, which occur with statistical regularity. Crossover events may be tracked using markers, which are strands of DNA with known sequences at known locations across the genome. By examining markers spread across chromosomes in hundreds of families affected by a target disease, crossovers can be detected, allowing the inheritance of subsections of chromosomes to be correlated with the presence or absence of disease. As a result, the search for disease genes is effectively narrowed to specific subsections of particular chromosomes. Because positional cloning is based on the analysis of disease inheritance patterns, knowledge of the metabolic pathway involved in a disease is not required.


SEQUANA'S GENE DISCOVERY TECHNOLOGY

            Sequana's proprietary gene discovery technology is based on positional cloning. Rather than emphasizing the random sequencing of a large number of genes whose functions are unknown, Sequana is concentrating on rapidly identifying and characterizing specific genes associated with common diseases. Sequana has developed an integrated gene discovery technology platform comprised of distinct modules: DNA collection; genotyping and linkage analysis; physical mapping; and DNA sequencing and mutation detection. This technology utilizes high-throughput automated DNA analyzers, sophisticated robotics and advanced computer systems to collect and analyze genetic information and establish its relationship to disease, and enables Sequana to pursue a number of gene discovery programs simultaneously.

            DNA Collection. Positional cloning is based on the analysis of disease inheritance patterns. Determining such patterns with statistical significance generally requires large and well-characterized DNA sample collections. The suitability of a particular sample collection is based on a number of factors, including accurate diagnosis of the underlying disease, familial relationships, ethnic homogeneity and similar environmental factors among patients. The typical size for a collection suitable for positional cloning ranges from an estimated 2,000 to 5,000 samples; however, there can be no assurance that the Company will not require substantially more samples to find genes responsible for common diseases where environmental factors are significant or genetic factors are complex.

            Sequana actively seeks to identify and obtain exclusive access to suitable DNA samples through collaborations with academic researchers, clinicians and health care providers. Under the terms of these collaborations, the collaborators are responsible for collection of DNA samples from individuals and Sequana funds the expenses incurred in such collection. To support its gene discovery programs the Company currently has access to approximately 30,000 DNA samples through its existing collaborations. The Company believes that replication of these DNA sample collections by others would be expensive and time-consuming.

            Genotyping and Linkage Analysis. Genotyping is the use of markers to determine the genetic constitution of individual DNA samples and measure the variation between such samples. Linkage analysis is the study of the genotype variations between affected and healthy individuals to determine the specific regions of the genome that may be inherited with, or "linked" to, disease. This process isolates target disease genes to a genomic region, usually representing two to three million base pairs, or less than 0.1% of the entire genome.

            Sequana has developed an advanced system to capture and store genotype information in a computer database for linkage analysis. Sequana has also developed proprietary genetic marker sets which, together with its integrated technology platform, significantly increase the throughput of the genotyping process compared to traditional methods. To date, the Company has identified several regions containing genes associated with common diseases and is in the process of further refining these regions and identifying additional regions linked to common diseases. In November 1995, under the Company's strategic alliance with Boehringer Ingelheim, the Company received a milestone payment for identifying a genomic region that the Company believes contains a gene associated with asthma.

            Physical Mapping. Once the chromosomal region containing the target disease gene is narrowed to two to three million base pairs, the Company begins identifying genes in that region. Such a region typically contains 60 to 100 genes. To find the target disease gene, the Company must determine which of the 60 to 100 genes in a given region are associated with the disease state; typically, only one or a few of these genes will be the target disease genes. The Company begins this analysis by constructing an overlapping set of DNA clones that spans the genomic region and by isolating genes in those clones. Sequana also compares data with public and proprietary databases, which may allow the Company to focus on those genes most likely to be associated with the disease state. To date, the Company has used a variety of techniques and proprietary tools to clone genes that are contained in several regions associated with certain common diseases. In November 1995, under the Company's strategic alliance with Boehringer Ingelheim, the Company received a milestone payment for constructing an overlapping set of DNA clones that spans a genomic region which the Company believes contains a gene associated with asthma.

            DNA Sequencing and Mutation Detection. Target disease genes identified through the physical mapping process are then sequenced using samples from a group of normal, healthy individuals and from a group of individuals with the target disease. The sequences are statistically analyzed to identify mutations that may be responsible for the target disease state. Sequana uses automated instrumentation, together with a variety of molecular biology techniques and proprietary software developed by Sequana, to identify mutations rapidly and accurately.

            Sequana has identified several target disease genes and is currently attempting to identify the corresponding mutations responsible for disease. Using Sequana's DNA sequencing and mutation detection technology, Sequana, together with the National Cancer Institute ("NCI"), identified a gene and a corresponding mutation associated with hereditary melanoma. In addition, the Company, in collaboration with The Jackson Laboratory, discovered a gene associated with obesity in mice.

SEQUANA'S FUNCTIONAL GENOMICS TECHNOLOGY

            Once the Company has identified gene mutations which may be associated with particular diseases, it seeks to analyze these genes to determine their specific role in disease. Sequana has developed or acquired access to a variety of technologies that the Company believes will be useful in determining gene function, including methods to examine the role of human disease genes in a variety of model organisms.

            The yeast cell, nematode worm, fruit fly and mouse are well-developed model organisms and, as a result, the Company believes they are particularly useful models for the study of human gene function. Each of these organisms exhibits certain similarities to humans at the genetic, molecular and cellular levels, and mechanisms that operate in these organisms may also operate in humans. Nearly all genes known to cause human disease have close counterparts in one or more of these organisms. By studying gene function in these model systems, Sequana believes it can achieve a better understanding of the molecular mechanisms that cause or predispose individuals to common diseases. Using genes which it discovers, as well as those discovered externally, Sequana seeks to examine gene function, determine signaling pathways, and identify additional genes that interact with known disease genes. The Company believes that this information will enable Sequana and its partners to choose more effective therapeutic intervention points for many common human diseases. Additionally, Sequana's use of these functional genomics technologies may provide the Company with opportunities for target-specific projects aimed at drug discovery.

            Yeast Genetics. Sequana's developing program in yeast genetics uses this well-characterized genome to examine the function of human genes. Among other techniques employing this organism, Sequana is using yeast two-hybrid systems for the study of genes relating to asthma and obesity, among other diseases.

            Nematode Genetics. Through the acquisition of NemaPharm in October 1996, Sequana gained access to proprietary technologies for the study of gene function in the nematode worm, or C. elegans, one of the most thoroughly understood multi-cellular organisms in terms of its anatomy, development, behavior and genetics. The nematode worm is expected to be the first multi-cellular organism to be fully sequenced, a task that is scheduled for completion in early 1998. NemaPharm has applied for patents in the United States on a proprietary nematode-based screening method. Sequana plans to employ NemaPharm's technologies to develop animal models of human disease and use such models to identify potential new therapeutic targets. Using NemaPharm's proprietary NemaScreen(R) technology, Sequana also plans to develop novel high-throughput screens for therapeutic leads.

            Drosophila Genetics. Sequana is utilizing Drosophila, or fruit fly, models to examine gene function and gene expression. The Company believes that the fruit fly is particularly useful because many human gene families and signaling pathways are also found in this model organism. Sequana has entered into consulting agreements with two renowned Drosophila geneticists at the University of California, San Diego, who serve as scientific advisors to the Company in the use of Drosophila as a model system. Currently, Sequana is using this model system to examine the function of certain genes related to obesity.

            Mouse Genetics. In the area of mouse genetics, Sequana is examining gene function in transgenic mice using high-precision gene insertion technologies and high-throughput gene inactivation technologies. The Company believes that these technologies may offer a superior method for developing animal models of certain human genetic diseases. Currently, the Company is utilizing its mouse-related technologies in the study of asthma and obesity.

The Company may license or acquire additional technologies which it believes could further complement its functional genomics capabilities.


SEQUANA'S BIOINFORMATICS TECHNOLOGY

            Sequana's gene discovery programs create significant challenges in information management, data analysis, quality control and process optimization. Sequana has developed a proprietary bioinformatics system that integrates the enormous amount of information produced by each of the gene discovery modules. Data is collected by highly automated instrumentation, is stored in proprietary relational databases and is analyzed by Sequana's scientists using sophisticated computational tools. In addition, Sequana continuously uses its data to redesign and improve its systems and analytical techniques and tools to make further gene discovery efforts more effective and efficient.

            SequaSearch(TM) Data Mining Tools and BioAgent db.(TM) Sequana has developed proprietary software tools, computer networks, database management systems and computer algorithms to exploit the genetic information contained in publicly available databases. The Company's SequaSearch(TM) data mining tools enable Sequana's scientists to continually monitor these external databases and identify candidate genes implicated in common diseases or located within disease-associated DNA regions identified by the Company. Sequana's BioAgent db(TM) candidate gene database is the repository for information obtained through the use of both SequaSearch(TM) as well as the Company's gene discovery technology. The Company believes that the use of Sequana's BioAgent db(TM) may significantly accelerate the discovery and characterization of many disease genes and facilitate the identification of potential lead compounds for pharmaceutical development.


GENE DISCOVERY PROGRAMS

            The Company's initial focus is on discovering and characterizing disease genes associated with type II diabetes, asthma, osteoporosis, obesity, schizophrenia, and manic depression, among other common diseases. The inheritance patterns of many common diseases are very complex, indicating that such diseases are probably associated with defects in more than one gene. Sequana believes that these diseases represent large market opportunities for potential prognostic, diagnostic and therapeutic products because the causes of such conditions are not well understood, current therapies for such diseases are generally inadequate for treating the underlying cause of the disease and a large number of individuals are affected by such diseases. The Company believes that identifying disease genes and determining their biological function will provide insights into the fundamental causes of common diseases and may facilitate the development of novel prognostic, diagnostic and therapeutic products such as small molecule drugs, recombinant proteins, gene therapy and antisense therapy. The Company's principle gene discovery programs are summarized below.

            Diabetes. Type II diabetes, also known as adult onset or non-insulin dependent diabetes mellitus ("NIDDM"), is believed to be the result of a combination of impaired release of insulin into the bloodstream and resistance of the body to insulin. As in type I diabetes, type II diabetes is characterized by high levels of glucose in the blood. Complications of the disease include heart disease, circulatory problems, kidney disease, nerve damage and blindness. Approximately five percent of the United States population, or 13 million individuals, is affected by type II diabetes.

            Sequana has entered into a strategic alliance with Glaxo to discover genes associated with type II diabetes. Through collaborative agreements with various academic institutions and health care providers and, through its alliance with Glaxo, Sequana has access to more than 5,000 DNA samples from individuals and families affected by type II diabetes. The Company is conducting genotyping and linkage analysis with respect to type II diabetes and has identified several genetic linkages to areas containing candidate disease genes. Under the terms of the Company's strategic alliance with Glaxo, Glaxo has the exclusive right to develop and commercialize therapeutic products based on genes discovered as a result of the alliance. Sequana retains the rights to diagnostic products based on genes discovered as a result of the alliance. See "Business--Strategic Alliances."

            Asthma. Asthma, characterized by generalized airway obstruction, is estimated to affect five percent of the U.S. population, or approximately 13 million people. The precise causes of asthma are not well understood, and current treatments for asthma are limited to controlling inflammation or treating airway constriction through the use of bronchodilators.

            Sequana has established a research collaboration with the Mt. Sinai Hospital Corporation ("MSHC") in Toronto, Ontario, through which it gained access to a population of approximately 300 individuals with a 30% incidence of asthma. These individuals are inhabitants of Tristan da Cunha, an island in the South Atlantic. The remote location of this island has isolated its inhabitants from the outside world, offering a unique opportunity for the study of this disease. All of the inhabitants are closely related through intermarriage, and anecdotal evidence suggests that one of the island's original settlers suffered from asthma, resulting in the high incidence of asthma in the current population. In addition, MSHC has gathered DNA samples from affected families in the Toronto area and from an extended family of over 150 members that live in a remote location in China and suffer from a high incidence of asthma. Pursuant to the research collaboration, the Company is obligated to share with MSHC license fees, milestone payments and royalties that Sequana receives from third parties. To date, Sequana has completed genotyping and linkage analysis of DNA samples from these and other sources, has identified genomic regions which the Company believes contain genes associated with asthma, has identified candidate disease genes and is in the process of sequencing and searching for mutations in these genes.

         The Company has entered into a strategic alliance with Boehringer Ingelheim in the area of asthma. Under the terms of this strategic alliance, Boehringer Ingelheim has the exclusive right to develop and commercialize therapeutic products based on genes discovered as a result of the alliance. Sequana retains the rights to diagnostic products based on genes discovered as a result of the alliance. See "Business--Strategic Alliances."

            Osteoporosis. Osteoporosis is a condition characterized by the loss of bone mass that generally occurs with aging and is particularly rapid in women after menopause. Nearly 25 million people suffer from osteoporosis in the United States. The primary complications of the disease are compression fractures of the vertebrae and hip fractures. There are a number of therapies for osteoporosis, but none of them significantly restores functional bone mass. Early treatment is believed to reduce the severity of the disease; therefore, the Company believes that early identification of patients predisposed to osteoporosis presents a significant opportunity.

            Sequana has entered into collaborations with several academic institutions to collect human DNA samples and bone density information for osteoporosis research. In addition, Sequana has established a research collaboration with the Southwest Foundation for Biomedical Research ("SFBR") in San Antonio, Texas to study osteoporosis in baboons. SFBR studies indicate that there is a strong inherited component to bone density in baboons. The Company believes that the genetic analysis of baboons may provide leads to candidate genes for human studies. Sequana is conducting genotyping and physical mapping of human and baboon samples and has developed a proprietary genetic marker set for genotyping in baboons. In addition, the Company is examining potential candidate human disease genes.

         The Company has entered into a strategic alliance with Corange in the area of osteoporosis. Under the terms of this strategic alliance, Corange has exclusive rights to develop and commercialize diagnostic and therapeutic products for osteoporosis based on genes discovered as a result of such alliance. See "Business--Strategic Alliances."

            Obesity. Obesity has become one of the most common disorders of modern society. In the United States alone, approximately 30 million individuals can be classified as obese. Obesity is associated with a large number of conditions including type II diabetes, hypertension, high cholesterol levels, atherosclerosis, ischemic heart disease, osteoarthritis, gall bladder disease and some forms of cancer. Published research suggests that genetic factors controlling metabolism and appetite suppression may be involved in obesity. In February 1996, Glaxo expanded its strategic alliance with the Company in the area of type II diabetes to include the study of human obesity. In collaboration with Glaxo and others, Sequana has access to DNA samples from more than 1,000 morbidly obese (more than 30% over ideal weight) individuals.

             Sequana has also entered into a collaboration with The Jackson Laboratory in Bar Harbor, Maine, to discover the genes responsible for obesity in two specific mouse strains. In January 1996, the Company and The Jackson Laboratory announced the discovery of a gene associated with obesity in mice. The Company plans to use information regarding mouse obesity genes to assist in isolating human gene counterparts.

            Schizophrenia. Schizophrenia is a form of mental illness characterized by disturbance in logical thinking, inappropriate emotions, hallucinations, delusions, catatonic symptoms (exaggerated or severely suppressed movement), violent behavior, withdrawal from reality or some combination of these symptoms. Due to the diverse nature of these symptoms, accurate diagnosis is difficult. Schizophrenia affects approximately one percent of the worldwide population and usually appears in late adolescence or early adulthood. Published research suggests that the condition has a strong genetic component, although environmental factors appear to influence the onset and severity of the disease. The underlying biochemical mechanisms are diverse and not well understood. Current treatments for schizophrenia include tranquilizers and antipsychotic drugs; electric shock treatment for severe catatonia, depression, or elation; and psychotherapy.

            Sequana has entered into a collaboration with the State University of New York at Stony Brook ("SUNY") with regard to schizophrenia. Through the SUNY collaboration, the Company has access to DNA samples from approximately 400 families affected by schizophrenia. The Company believes that this patient population is valuable due to its size and to SUNY's utilization of consistent criteria for the accurate assessment of schizophrenic symptoms. Sequana is conducting genotyping on the SUNY samples and has established linkage to an area containing candidate disease genes. Sequana has also entered into collaborations with other academic institutions to access additional DNA samples as well as unique physical mapping tools for the candidate gene region.

            Bipolar Disorder. Bipolar disorder is a psychiatric disorder characterized by mood fluctuations between mania and depression and is estimated to affect one percent of the United States population, or 2.5 million people. Sequana has entered into a collaboration with the University of Pittsburgh in Pittsburgh, Pennsylvania to collect DNA samples from individuals and families with bipolar disorder. Sequana plans to collect DNA samples from approximately 500 families through this collaboration and the Company has entered into collaborations with other academic institutions to access additional DNA samples. Sequana is conducting genotyping on these samples and has established linkage to a region containing candidate disease genes.

            In an effort to focus its gene discovery efforts on areas which provide the most significant commercial opportunities, the Company continually evaluates its ongoing programs in light of the latest market information and conditions, availability of third-party funding, technological advances and other factors. As a result of such evaluations, the Company's gene discovery programs have changed from time to time and the Company anticipates that they may continue to do so in the future.

            While the Company has used its gene discovery technology to identify certain genes which it believes are associated with certain diseases, the Company has identified only a limited number of genes using its technology and has not fully described the function of any identified disease gene using its functional genomics and bioinformatics technologies. There can be no assurance that the Company's positional cloning technology and approach to gene discovery will enable it to successfully identify and characterize specific genes that cause or predispose individuals to the complex, polygenic diseases that are the targets of its gene discovery programs. In addition, there can be no assurance that the Company's functional genomics and bioinformatics technologies will enable it to determine the function of any disease gene which it or others may discover. The Company will be required to dedicate substantial resources over an extended period to identify and characterize genes which may be implicated in these disease states. Even if the Company successfully identifies and determines the function of specific genes, there can be no assurance that its gene discoveries will lead to the development of commercial products. To date, relatively few products based upon genes have been developed and commercialized, and there can be no assurance that the Company and other entities working in collaboration with the Company will be able to develop commercial prognostic, diagnostic and therapeutic products based upon the Company's gene discoveries.

            The Company's positional cloning technology requires the collection of large numbers of DNA samples from affected individuals, their families and other suitable populations and, therefore, the availability of such samples is critical to the Company's ability to discover the genes responsible for common diseases. The Company is highly dependent upon others for the collection and supply of the DNA samples used in its research projects. The Company does not currently have in its possession sufficient DNA samples to support all of its gene discovery programs. There can be no assurance that the Company will be able to obtain access to the DNA samples necessary to support its gene discovery programs and any material lack of availability of such samples would have an adverse effect on the Company's business.


STRATEGIC ALLIANCES

            An integral component of Sequana's business strategy is to enter into strategic alliances with major pharmaceutical and biotechnology companies in order to develop and commercialize products based on information provided by the Company's gene discovery, functional genomics and bioinformatics technologies. Such corporate alliances may provide for financial and technical support during the gene discovery and characterization phase, and may include up-front fees, research support, milestone payments and royalty payments on product sales. Entering into strategic alliances enables the Company to focus its efforts on its gene discovery programs and to leverage the resources and expertise of its strategic alliance partners in product development. As a result, the Company avoids incurring the significant expenses required in connection with the development and commercialization of therapeutic products. To date, the Company has transferred rights to therapeutic applications of its gene discoveries to its strategic alliance partners while generally retaining rights to diagnostic applications for development by the Company or subsequent licensing to third parties. The Company's existing strategic alliances are summarized below.

            Glaxo Wellcome Inc. In July 1994, Sequana and Glaxo entered into a five year strategic alliance in the area of type II diabetes. In February 1996, this alliance was expanded to include the study of human obesity. Under the terms of this agreement, Glaxo paid the Company a $1 million up-front fee and is obligated to make additional ongoing payments for research support. The Company may receive additional payments upon the achievement of certain milestones and royalties on sales of therapeutic products which may result from the alliance. The agreement provides Glaxo with exclusive worldwide rights to develop and commercialize therapeutic products based upon the Company's gene discoveries in the areas of diabetes and human obesity. Sequana retains rights to develop and commercialize diagnostic products based on such gene discoveries. Glaxo has the right to terminate the agreement (subject to certain notification requirements) beginning in July 1997, or earlier in the event the Company is acquired by another pharmaceutical company. There can be no assurance that the Company's research pursuant to the agreement will be successful in discovering the targeted genes or that Glaxo will be successful in developing or commercializing any products based upon the Company's gene discoveries. As a result, there can be no assurance that any of the future milestone, royalty and other payments contemplated by the agreement will ever be made.

            In January 1997, the Company entered into a two year strategic alliance with Glaxo under which Sequana's wholly-owned subsidiary, NemaPharm, will examine the function of certain human genes using its proprietary C. elegans technology. Glaxo is obligated to provide payments to the Company for research support and to make certain additional payments contingent on identification by the Company of targets used by Glaxo in its research programs. The Company may also receive royalties on sales of products which may result from the alliance. There can be no assurance that the Company's research pursuant to the agreement will be successful in identifying targets or, in the event that any such targets are identified, that products would be successfully developed or commercialized. As a result, there can be no assurance that any of the future milestone, royalty or other payments contemplated by the agreement will ever be made.

            Boehringer Ingelheim International GmbH. In June 1995, Sequana entered into a five year strategic alliance with Boehringer Ingelheim in the area of asthma. Under the terms of the agreement, Boehringer Ingelheim made a $6 million equity investment in the Company and paid the Company an up-front fee of $2 million. The Company receives ongoing payments for research support, and may receive additional payments upon achievement of certain milestones and royalties on sales of therapeutic products which may result from the alliance. The Company received $2 million in milestone payments during 1995 in connection with achieving two research milestones under the agreement. The Company is obligated to share milestone payments and royalties with MSHC pursuant to the terms of the Company's collaborative agreement with MSHC. Under the agreement with Boehringer Ingelheim, Boehringer Ingelheim has exclusive worldwide rights to develop and commercialize therapeutic products for asthma based on discovered genes. Sequana retains the right to develop and commercialize diagnostic products based on such gene discoveries. Boehringer Ingelheim has the right to terminate the agreement (subject to certain notification requirements) beginning in June 1998, or earlier in the event the Company is acquired by another pharmaceutical company. There can be no assurance that the Company's research pursuant to the agreement will be successful in discovering the targeted asthma genes or that Boehringer Ingelheim will be successful in developing or commercializing any products based upon the Company's gene discoveries. As a result, there can be no assurance that any of the future milestone, royalty and other payments contemplated by the agreement will ever be made.

            Corange International, Ltd. In June 1995, Sequana and Corange, the parent corporation of Boehringer Mannheim, entered into a five year strategic alliance in the area of osteoporosis. Corange made a non-refundable payment of $1 million to the Company and an investment fund affiliated with Corange made an equity investment of $1 million in the Company. The Company receives ongoing payments for research support and may receive additional payments upon achievement of certain milestones and royalties on sales of diagnostic and therapeutic products which may result from the alliance. Corange made an additional $1.25 million equity investment in the Company in both 1995 and 1996. In addition, Corange is obligated to invest $1.25 million in the Company each year for the next three years by purchasing shares of common stock at a purchase price equal to 135% of the per share market price of Sequana's common stock. The agreement with Corange provides Corange with exclusive worldwide rights to develop and commercialize diagnostic and therapeutic products based on osteoporosis genes which may be discovered as a result of the alliance. Corange has the right to terminate the agreement (subject to certain notification requirements) beginning in February 1998, or earlier in the event the Company is acquired by another pharmaceutical company. Upon such termination, the obligation of Corange to purchase common stock of the Company also terminates. There can be no assurance that the Company's research pursuant to the agreement with Corange will be successful in discovering the targeted osteoporosis genes or that Corange will be successful in developing or commercializing any products based upon gene discoveries of the Company. As a result, there can be no assurance that any of the future milestone, royalty or other payments contemplated by the agreement will ever be made.

            In October 1994, Genentech, Inc. ("Genentech") made a $2 million equity investment in the Company. In connection with this investment, the Company granted certain first negotiation rights to Genentech with respect to the development and commercialization of recombinant therapeutic or prophylactic proteins. Such first negotiation rights continue until September 1999 and require the Company to negotiate commercialization rights with Genentech with respect to such potential products prior to granting such rights to other parties or otherwise upon request by Genentech. Genentech has not exercised its first negotiation rights to date and has waived such rights in connection with Sequana's existing strategic alliances.

            In January 1997, the Company and Memorial Sloan-Kettering Cancer Center ("MSK") formed Genos Biosciences, Inc. ("Genos"), a new company focused on the research and identification of genes and related genetic information of value in the prognosis, diagnosis and possible treatment of certain common cancers. The Company and MSK each own 50% of Genos and have committed to contribute approximately $5 million each to fund its initial operations. The Company invested $1.2 million in Genos in connection with its formation and anticipates that Sequana's remaining commitment will be funded during 1997 and early 1998. In connection with the formation of Genos, the Company sold a warrant to MSK to purchase 350,000 shares of the Company's common stock exercisable at a price of $17.38 per share. The Company's Chief Executive Officer and Chief Financial Officer are members of the Board of Directors of Genos.

            The Company's strategy for commercialization of its gene discoveries and related technologies depends upon the formation of various strategic alliances and licensing agreements. There can be no assurance that the Company will be able to establish additional strategic alliances or licensing arrangements that the Company deems necessary to commercialize its technologies, that any such arrangements will be on terms favorable to the Company, or that the current or future strategic alliances or licensing arrangements will ultimately be successful. With respect to current and potential future strategic alliances and licensing arrangements, the Company will be dependent upon the expertise and dedication of sufficient resources by these outside parties to develop and commercialize products based on the Company's discoveries. The Company's contractual arrangements with its strategic alliance partners do not obligate them to develop or commercialize genes discovered by the Company and there can be no assurance that current or future strategic alliance partners will successfully develop and commercialize products based upon the Company's discoveries.

PATENTS AND PROPRIETARY RIGHTS

            The Company's commercial success will be dependent in part on its ability to obtain patent protection on genes, or products based on genes, discovered by it. The current criteria for obtaining patent protection for genes whose functions have not been characterized are unclear. The Company's positional cloning approach to gene discovery is directed at identifying novel genes and characterizing their function. The Company generally intends to apply for patent protection for all novel full-length gene sequences identified by the Company. To date, the Company has filed patent applications for several genes including genes associated with hereditary melanoma and asthma, as well as a collection of patent applications associated with mouse obesity (tubby) and related genes. The Company believes that by filing for additional patent protection after the function of a gene has been characterized, the likelihood that the Company will be able to obtain patent protection for such gene is increased. However, there can be no assurance that the Company will be able to obtain patent protection for such genes, and even if such patents are issued, the scope of the coverage or protection provided by any such patents is uncertain. In addition, there can be no assurance that any patents, if issued, will provide protection against any competitors, will provide the Company with competitive advantages, or will not be challenged by others. In addition, it is likely that the Company or its strategic alliance partners will attempt to seek patent protection for products based on genes discovered by the Company. There can be no assurance that any patent protection can be obtained for any such products.

            There are an estimated 100,000 genes in the human genome and the Company believes that virtually all such genes will be identified, albeit largely without known function, within two years. A number of groups are attempting to rapidly identify and patent gene fragments and full-length genes whose functions have not been characterized, as well as fully-characterized genes. There is substantial uncertainty regarding the patentability of gene fragments or genes without known function. There have been recent proposals for review of the appropriateness of patents on gene fragments and genes. The Congressional Office of Technology Assessment has announced that it is conducting a review of this area with a particular focus on the patentability of gene fragments. The United States Patent and Trademark Office initially rejected a patent application by the National Institutes of Health on certain partial genes. To the extent any patents issue on such partial or full-length genes, the risk increases that the potential products of the Company or its strategic alliance partners may give rise to claims that such products infringe the patents of others. Such groups could bring legal actions against the Company or its strategic alliance partners claiming damages and seeking to enjoin drug screening, clinical testing, manufacturing or marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, the Company or its strategic alliance partners could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company or its strategic alliance partners would prevail in any such action or that any license required under any such patent would be made available upon commercially acceptable terms. The Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's management and financial resources.

            The Company also relies on trade secret protection for its confidential and proprietary information. The Company believes it has developed proprietary technology for gene discovery and characterization, including proprietary genetic marker sets, custom software and an integrated bioinformatics system. The Company has sought patent protection for only limited aspects of this technology. Additionally, the Company is developing a database of DNA samples analyzed by it. The Company has taken security measures to protect its data and is in the process of exploring ways to further enhance the security for its data. There can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information. In addition, while the Company has entered into proprietary information agreements with its employees, consultants and advisors, there can be no assurance that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

COMPETITION

            Competition among entities attempting to identify and characterize the genes responsible for causing diseases is intense and is expected to increase. The Company will face competition from pharmaceutical and biotechnology companies both in the United States and abroad. In addition, significant research to identify and characterize genes is being conducted by universities, other non-profit research institutions and United States and foreign government-sponsored entities. A number of entities are attempting to identify rapidly and patent randomly sequenced genes, typically without specific knowledge of the function of such genes. In addition, the Company believes that certain entities are pursuing a gene identification and characterization and product development strategy based upon positional cloning. Any one of these companies or other entities may discover and establish a competitive advantage in one or more genes which the Company has identified and designated as a product candidate. Some of these entities have reported gene discoveries, including discovery of genes implicated in human breast cancer, Alzheimer's disease and obesity in mice and humans. Other entities may have identified and characterized other disease genes, which discoveries have not yet been publicly reported. The Company also faces competition from these and other entities in gaining access to DNA samples used in its research and development projects.

            The Company believes that its ability to compete is dependent, in part, upon its ability to create and maintain scientifically advanced technology, the speed with which it can identify and characterize the genes involved in targeted complex diseases, its strategic alliance partners' ability to develop and commercialize pharmaceutical products based upon the Company's gene discoveries, as well as its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon the Company's gene discoveries.

            Many of the Company's competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than the Company. These competitors may succeed in identifying and characterizing genes or developing products earlier than the Company or its strategic alliance partners, obtaining authorization from the FDA for such products more rapidly than the Company or its strategic alliance partners, or developing products that are more effective than those proposed to be developed by the Company or its strategic alliance partners. Any potential products based on genes identified by the Company will face competition both from companies developing gene-based products and from companies developing other forms of treatment for particular diseases targeted by the Company. Certain of the Company's and its strategic alliance partners' competitors may be further advanced than the Company in identifying genes and developing potential products that may compete with potential products of the Company or its strategic alliance partners. There can be no assurance that research and development by others will not render the products which the Company or its strategic alliance partners may seek to develop obsolete or uneconomical or result in treatments or cures superior to any other therapy developed by the Company or its strategic alliance partners, or that any therapy developed by the Company or its strategic alliance partners will be preferred to any existing or newly developed technologies.

GOVERNMENT REGULATION

            Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products which may be developed by the Company or a strategic alliance partner of the Company. The nature and the extent to which such regulation may apply to the Company or its strategic alliance partners will vary depending on the nature of any such pharmaceutical products. Virtually all of the Company's or its strategic alliance partners' pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the United States Food and Drug Administration ("FDA") and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources.

            Generally, in order to gain FDA pre-market approval, a company first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application ("IND"), which the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, the Company or its strategic alliance partner will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a new drug, the Company or its strategic alliance partner will be required to file a new drug application ("NDA") and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take, on average, two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

            The Company also intends to develop diagnostic products based upon genes that it identifies. The diagnostic products to be developed by the Company or its strategic alliance partners are likely to be regulated by the FDA as devices rather than drugs. The nature of the FDA requirements applicable to such diagnostic devices depends on their classification by the FDA. A diagnostic device developed by the Company or a strategic alliance partner would most likely be classified as a Class III device, requiring pre-market approval. Obtaining pre-market approval involves the costly and time-consuming process, comparable to that for new drugs, of conducting preclinical studies, obtaining an investigational device exemption to conduct clinical tests, filing a pre-market approval application, and obtaining FDA approval.

            The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company.

EMPLOYEES

            As of December 31, 1996, the Company had 203 full-time employees, of whom 53 hold Ph.D. or M.D. degrees and 36 hold other advanced degrees. Of the Company's total work force, 172 are engaged in research and development activities and 31 are engaged in business development, finance and administration. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain and motivate qualified scientific, technical and managerial personnel. The Company faces intense competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

            The Company's principal administrative offices and research and development laboratories are located in a research and development office park in La Jolla, California. The Company currently leases approximately 53,000 square feet in this facility pursuant to a lease which expires in December 2001. The Company also leases approximately 11,000 of additional space, primarily research facilities, under leases which expire in 1999. The Company believes that its facilities will be adequate to support its operations through 1997. Thereafter, the Company believes that it will be able to secure additional facilities for its continued operations.

ITEM 3.  LEGAL PROCEEDINGS

            Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

            The executive officers and key scientific employees of the Company are as follows:

              NAME               AGE                                POSITION
              ----               ---                                --------
Kevin J. Kinsella                51          President, Chief Executive Officer and Director

Timothy J. R. Harris, Ph.D.      46          Senior Vice President, Research and Development, Chief Technical Officer
                                                and Director
Carl D. Johnson, Ph.D.           48          Vice President Research, NemaPharm, Inc.

M. Scott Salka                   35          Vice President, Operations and Chief Financial Officer

Alan J. Buckler, Ph.D.           37          Senior Director of Genomics

Lon R. Cardon, Ph.D.             31          Senior Director of Statistical Genetics

Spencer Emtage, Ph.D.            51          Senior Director of Biology

Jay B. Lichter, Ph.D.            35          Senior Director of  Diagnostics
                                                and Pharmacogenetics

         Kevin J. Kinsella is the founder of the Company and has been a director since its inception in February 1993. Mr. Kinsella served as the Chairman of the Board of Directors and acting chief executive of the Company until January 1995, when he was named President and Chief Executive Officer. Mr. Kinsella also served as Chief Financial Officer of the Company from January 1995 to September 1995. Mr. Kinsella was previously the Managing General Partner of Avalon Ventures, a venture capital firm founded by him. Avalon Ventures established over thirty companies, many of which are in the biopharmaceutical field, including IMPATH Laboratories, Inc., Metra Biosystems, Inc. and Pharmacopeia, Inc. Mr. Kinsella founded Aurora Biosciences Corporation, Athena Neurosciences Inc., NeoRx Corporation, Vertex Pharmaceuticals Inc., Microcide Pharmaceuticals, Inc. and Landmark Graphics Corporation. He received a B.S. from the Massachusetts Institute of Technology ("MIT") and an M.A. from the Johns Hopkins School of Advanced International Studies.

         Timothy J.R. Harris has served as Senior Vice President, Research and Development, Chief Technical Officer and a director of the Company since January 1994. From March 1989 to December 1993, Dr. Harris served as Director of Biotechnology of Glaxo Group Research, Ltd., a pharmaceutical company. Prior to that, Dr. Harris was a Senior Molecular Biologist at Celltech Ltd., a biotechnology company. He received a B.Sc. in Biochemistry and an M.S. and Ph.D. in General Virology from the University of Birmingham in England. He is the author of approximately 60 research papers and inventor on five patent applications.

         Carl D. Johnson has served as Vice President, Research of NemaPharm since the acquisition of NemaPharm by Sequana in October 1996. From 1991 through September 1996, Dr. Johnson was President and Director of Research of NemaPharm and was a Visiting Scientist at Massachusetts Institute of Technology. Prior to that, Dr. Johnson was Director of Genetics of Cambridge NeuroScience, Inc. Dr. Johnson received a B.S. in Chemistry from the University of Chicago and a Ph.D. in Biochemistry and Genetics from the California Institute of Technology.

         M. Scott Salka has served as Vice President, Operations and Chief Financial Officer of the Company since September 1995 and served as Director of Business Operations of the Company from April 1993 to September 1995. From June 1991 to March 1993, Mr. Salka served as a Financial Analyst for The BF Goodrich Company, a manufacturer of specialty chemical and aerospace products. From 1986 to August 1990, he was a Financial Analyst for Unisys Corporation, a computer company. Mr. Salka received a B.S. in Finance from San Diego State University and an M.S. in Industrial Administration from the Graduate School of Industrial Administration at Carnegie Mellon University.

         Alan J. Buckler has served as Senior Director of Genomics of the Company since February 1997 and served as Director of Genomics of the Company from March 1996 to January 1997. From 1991 to February 1996, Dr. Buckler served as Assistant Professor, Molecular Neurogenetics Laboratory, Massachusetts General Hospital. From 1991 through 1995, Dr. Buckler also held various appointments at Harvard University including, most recently, Assistant Professor in Neurology. Dr. Buckler developed the technique of exon trapping for the isolation of genes in cloned DNA and used this technology to find the genes for neurofibromatosis type 2, Huntington's disease and diastrophic dysplasia. Dr. Buckler was also involved in the discoveries of the Wilm's tumor and myotonic dystrophy disease genes. Dr. Buckler received a B.A. in Biology from the University of Chicago and a Ph.D. in Microbiology from the Boston University School of Medicine.

            Lon R. Cardon has served as Senior Director of Statistical Genetics of the Company since February 1997, served as Director of Statistical Genetics of the Company from August 1995 to January 1997 and has been with the Company since September 1994. From June 1992 to August 1994, he was a post-doctoral scholar in Mathematics at Stanford University, with a joint appointment in Biostatistics at SRI International, a non-profit research institute. While at Stanford, Dr. Cardon developed novel statistical procedures which he used to localize a gene believed to be responsible for dyslexia. Dr. Cardon received a B.A. in Biology/Psychology from the University of Puget Sound and a Ph.D. in Behavioral Genetics from the University of Colorado, Boulder.

         Spencer Emtage has served as Senior Director of Biology of the Company since February 1997, and served as Director of Biology of the Company from April 1996 to January 1997. From 1980 to March 1996, Dr. Emtage held a variety of positions at Celltech, Ltd., most recently Group Leader of Molecular Biology. Dr. Emtage was involved in cloning genes for Influenza haemagglutinin and Interferon-beta, developing vectors for gene expression in bacterial and mammalian cells and in antibody engineering and production. Dr. Emtage received his B.A. and Ph.D. in Biochemistry from Cambridge University in England.

            Jay B. Lichter has served as Senior Director of Diagnostics and Pharmacogenetics of the Company since February 1997 and served as Director of Scientific Strategy of the Company from September 1995 to January 1997. Prior to that, he served as Director of Genetics of the Company from August 1993 to September 1995, and served as Director of Business Strategy from inception to August 1993. From April 1992 to January 1993, Dr. Lichter was a post-doctoral fellow at DuPont Merck Pharmaceutical Company. From April 1990 to April 1992, Dr. Lichter was a post-doctoral fellow in Human Genetics at Yale University. Dr. Lichter received a B.S. in Biochemistry from the University of Illinois, Urbana-Champaign and a Ph.D. in Biological Chemistry from the University of Illinois, Chicago.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)         Market Information

            The common stock of the Company has been traded on the Nasdaq National Market under the Symbol "SQNA" since the Company's initial public offering on July 31, 1995. Prior to that time there was no public market for the Company's common stock. The following table sets forth for the periods indicated the high and low sale prices of the common stock.

                                                                    HIGH            LOW
                                                                    ----            ---
                       1996
                        First Quarter                            $  29.50       $  18.00
                        Second Quarter                              24.25          13.25
                        Third Quarter                               19.00          12.75
                        Fourth Quarter                              19.50          14.00

                       1995
                        Third Quarter (from July 31, 1995)          12.50          10.25
                        Fourth Quarter                              24.38          10.50

(b)         Holders

            The approximate number of holders of record of the Company's common stock as of March 1, 1997 was 345.

(c)         Dividends

            The Company has never paid dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business.

ITEM. 6  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain consolidated financial data with respect to the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto.

                                                                                        PERIOD FROM
                                                                                        FEB. 3, 1993
                                                                                         (INCEPTION)
                                                     YEARS ENDED DECEMBER 31,         THROUGH DEC. 31,
                                               ------------------------------------
                                                 1996          1995          1994          1993
                                               --------      --------      --------      --------
                                                    (In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue under strategic alliances              $  9,705      $ 10,762      $  2,389      $     --

Operating expenses:
  Research and development                       26,397        15,138         7,614         2,018
  Charge for acquisition of in-process
    research and development                      3,366            --            --            --
  General and administrative                      5,005         3,078         1,494           356
                                               --------      --------      --------      --------
                                                 34,768        18,216         9,108         2,374
                                               --------      --------      --------      --------
Loss from operations                            (25,063)       (7,454)       (6,719)       (2,374)
Interest income (expense), net                    2,844         1,384            73            (5)
                                               ========      ========      ========      ========
Net loss                                       $(22,219)     $ (6,070)     $ (6,646)     $ (2,379)
                                               ========      ========      ========      ========

Net loss per share (1)                         $  (2.31)     $  (0.92)     $  (2.02)     $  (1.26)
                                               ========      ========      ========      ========

Shares used in computing net
  loss per share                                  9,625         6,578         3,284         1,893
                                               ========      ========      ========      ========


                                                                   DECEMBER 31,
                                               --------------------------------------------------
                                                 1996          1995          1994          1993
                                               --------      --------      --------      --------
                                                                 (In thousands)

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
  investment securities                        $ 52,720      $ 41,338      $ 16,402      $  1,987
Working capital                                  45,820        36,497        15,676           448
Total assets                                     66,093        48,001        21,108         2,728
Loans and capital lease obligations,
  less current portion                            4,524         2,804         2,156            --
Shareholders' equity                             51,849        38,774        17,318         1,039


----------
(1) Computed on the basis of net loss per share described in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            The Company was incorporated in February 1993 and has devoted substantially all of its resources since that time to the development of an integrated technology platform for discovering and characterizing genes associated with common human diseases. The Company believes that identification of disease genes and determination of their biological function will provide insights into the fundamental causes of these diseases and may facilitate the development of novel prognostic, diagnostic and therapeutic products. The Company has incurred substantial operating losses since inception and, as of December 31, 1996, had incurred a cumulative net loss of $37.3 million. The Company anticipates incurring additional losses over at least the next several years as it expands its gene discovery and functional genomics activities. Such expansion may result in increases in both research and development and general and administrative expenses.

            The Company does not anticipate revenues from product sales in the foreseeable future. The Company's sources of revenue for the next several years will be payments under existing strategic alliances, license fees, proceeds from the sale of rights, payments from future strategic alliances and licensing arrangements, if any, and interest income. Certain payments under strategic alliances are contingent upon the Company meeting established milestones. Payments under strategic alliances and licensing arrangements will be subject to significant fluctuation in both timing and amount and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

            An integral component of Sequana's business strategy is to enter into strategic alliances with major pharmaceutical and biotechnology companies in order to develop and commercialize products based on information provided by the Company's gene discovery, functional genomics and bioinformatics technologies. In July 1994, the Company entered into a strategic alliance with Glaxo to discover disease genes associated with type II diabetes. In February 1996, this alliance was expanded to include the study of human obesity. In June 1995, the Company entered into strategic alliances with Boehringer Ingelheim in the area of asthma and with Corange in the area of osteoporosis. In January 1997, the Company entered into a strategic alliance with Glaxo in the area of gene function analysis. Pursuant to the terms of the various agreements, the Company has granted the strategic alliance partners exclusive worldwide rights to develop and commercialize therapeutic products which may be discovered as a result of the alliances. Sequana has retained the right to develop and commercialize diagnostic products based on such gene discoveries, except in the case of the Corange agreement. Under the terms of the strategic alliance agreements, the Company receives ongoing payments for research support, and may receive payments upon the achievement of certain research and product development milestones and royalties on the sale of products resulting from the alliance. Such agreements provide the strategic alliance partners certain rights of early termination. See "Business--Strategic Alliances."

            The information set forth in this report contains forward-looking statements, including but not limited to statements concerning the Company's future capital requirements and the expected time period during which the Company's existing financial resources will meet such capital requirements, and business conditions and growth in the biopharmaceutical and pharmaceutical industries and general economy. The

Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the aforementioned factors, as well as those set forth elsewhere in this Form 10-K.


RESULTS OF OPERATIONS

            Revenue under strategic alliances totaled $9.7 million in 1996 compared to $10.8 million in 1995 and $2.4 million in 1994. Such revenue is comprised of ongoing payments for research support and DNA sample collection, as well as certain up-front and research milestone payments received pursuant to the Company's strategic alliance agreements. The decrease in revenue in 1996, relative to 1995, was primarily attributable to up-front payments received in 1995 which were recognized upon the commencement of the Company's strategic alliances with Boehringer Ingelheim and Corange in June 1995. The increase in revenue during 1995, relative to 1994, was primarily attributable to the commencement of these two new strategic alliance agreements.

            Research and development expenses increased to $26.4 million in 1996 from $15.1 million in 1995 and $7.6 million in 1994. Increases in research and development expenses were primarily attributable to increased costs associated with expansion of the Company's gene discovery efforts and establishment of a broad-based functional genomics technology platform. Such costs consisted primarily of increased personnel expenses, supply costs, and facility and equipment expenses associated with expansion of the Company's research organization. Research and development expenses also included costs associated with the collection of patient information and DNA samples pursuant to collaborative research agreements. The Company expects to continue expanding its gene discovery and functional genomics activities in future periods, which is anticipated to result in additional increases in research and development expenses.

            In connection with the Company's acquisition of NemaPharm (see Note 2 of Notes to Consolidated Financial Statements), the Company recorded a non-cash charge for acquired in-process research and development of $3.4 million during the fourth quarter of 1996. The Company may elect to pursue the acquisition of additional technologies which it believes could further complement its gene discovery and functional genomics capabilities.

            General and administrative expenses increased to $5.0 million in 1996 from $3.1 million in 1995 and $1.5 million in 1994. Increases in general and administrative expenses largely reflect expansion of the Company's administrative organization to support increased research efforts and business development activities. Such increases are comprised primarily of costs associated with the addition of management and support personnel as well as expenses related to Sequana's status as a public company (commencing in July
1995). General and administrative expenses in 1996 and 1995 also include amortization of deferred compensation related to certain stock issuances and option grants. General and administrative expenses are anticipated to increase in future periods as a result of expansion necessary to support increases in research and development programs and business development activities.

            Interest income increased significantly during 1996 and 1995, relative to the prior years, primarily due to higher levels of cash, cash equivalents and investment securities resulting from public offerings of the Company's equity securities and, to a lesser degree, funding under the Company's strategic alliances.

LIQUIDITY AND CAPITAL RESOURCES

            Since inception, the Company has financed its operations primarily through public and private offerings of its equity securities (generating net proceeds of approximately $80.5 million) and cash received pursuant to the Company's strategic alliances ($25 million). At December 31, 1996, the Company had cash, cash equivalents and investment securities totaling $52.7 million compared to $41.3 million at December 31, 1995. The increase in cash, cash equivalents and investment securities in 1996 is largely attributable to net proceeds of approximately $30 million raised from the Company's follow-on public offering in March 1996, which amount was reduced by cash used primarily to finance the Company's operating activities and its equipment and related financing activities.

            Through December 31, 1996, the Company had acquired approximately $12.5 million in furniture and equipment, of which approximately $9.3 million was financed through capital leases and equipment loans. The Company has commitments associated with its capital leases, loans and operating leases as discussed further in Note 6 of Notes to Consolidated Financial Statements. In addition to these commitments, the Company anticipates that it may invest up to approximately $3 million in additional equipment during 1997. In October 1996, the Company entered into a credit agreement with a bank which, subject to compliance with certain financial covenants and conditions, provides the Company the ability to finance up to an additional $6 million of capital expenditures or other working capital requirements through September 1997.

            In January 1997, the Company and Memorial Sloan-Kettering Cancer Center ("MSK") formed Genos Biosciences, Inc. ("Genos"), a new company focused on the research and identification of genes and related genetic information of value in the prognosis, diagnosis and possible treatment of certain common cancers. The Company and MSK each own 50% of Genos and have committed to contribute approximately $5 million each to fund its initial operations. The Company invested $1.2 million in Genos in connection with its formation and anticipates that Sequana's remaining commitment will be funded during 1997 and early 1998.

            As of December 31, 1996, the Company's reported net operating loss carryforwards were approximately $32.1 million and $1.2 million for federal and state income tax purposes, respectively. If not utilized, the federal and state tax loss carryforwards will begin to expire in 2008 and 1998, respectively. The Company's ability to utilize these carryforwards is subject to certain limitations.

            The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including progress of its gene discovery programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, the decision of the Company to acquire or develop technologies useful in discovering genes or determining gene function, the ability of the Company to establish and maintain additional strategic alliances and licensing arrangements, the progress of the development and commercialization efforts of the Company's strategic alliance partners, competing technological and market developments, the costs associated with collection of patient information and DNA samples, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, the regulatory process and other factors.

            The Company believes that its existing cash, cash equivalents and investment securities and anticipated cash flows from its current strategic alliances will be sufficient to support the Company's operations through 1999. The Company is actively seeking to establish new strategic alliances with potential corporate partners, and may seek to raise additional financing through public or private equity or debt financings or licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing or strategic alliance and licensing arrangements will be obtainable on terms favorable to the Company or its shareholders. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to shareholders will result. In the event that adequate funds are not available, the Company's business may be adversely affected. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations and the statements with regard to continued expansion of its gene discovery and functional genomics activities are forward-looking statements, and actual results and timing of certain events could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds which could cause the period of time through which the Company's financial resources will be adequate to support its operations to vary from that set forth above.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                      PAGE
                                                                                      ----

Report of Ernst & Young LLP, Independent Auditors                                      28

Consolidated Balance Sheets at December 31, 1996 and 1995                              29

Consolidated Statements of Operations for each of the three years
  in the period ended December 31, 1996                                                30

Consolidated Statements of Shareholders' Equity for each of the three years
  in the period ended December 31, 1996                                                31

Consolidated Statements of Cash Flows for each of the three years in the period
  ended December 31, 1996                                                              32

Notes to Consolidated Financial Statements                                             33

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sequana Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Sequana Therapeutics, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequana Therapeutics, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                     ERNST & YOUNG LLP


San Diego, California
February 13, 1997

                            SEQUANA THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1996               1995
                                                              ------------      ------------
                             ASSETS
Current assets:
  Cash and cash equivalents                                   $  9,402,958      $ 13,512,688
  Investment securities, available-for-sale                     43,316,733        27,825,023
  Other current assets                                           2,820,355         1,582,053
                                                              ------------      ------------
Total current assets                                            55,540,046        42,919,764
                                                              ------------      ------------
Furniture and equipment, net                                     8,285,305         4,438,611
Other assets                                                     1,737,075           179,482
Notes receivable from officers and employees                       530,844           463,000
                                                              ------------      ------------
                                                              $ 66,093,270      $ 48,000,857
                                                              ============      ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $  3,965,475      $  2,775,380
  Deferred revenue                                               3,357,936         2,311,856
  Current portion of loans and capital lease obligations         2,396,523         1,335,720
                                                              ------------      ------------
Total current liabilities                                        9,719,934         6,422,956
                                                              ------------      ------------
Loans and capital lease obligations, less current portion        4,524,311         2,803,612
Commitments
Shareholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                        --                --
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 10,113,243 shares and 8,125,632 shares
    issued and outstanding at December 31, 1996
    and 1995, respectively                                          10,113             8,126
  Additional paid-in capital                                    90,611,609        55,484,707
  Notes receivable from shareholders                              (237,040)         (254,144)
  Deferred compensation                                         (1,220,650)       (1,368,802)
  Accumulated deficit                                          (37,315,007)      (15,095,598)
                                                              ------------      ------------
Total shareholders' equity                                      51,849,025        38,774,289
                                                              ------------      ------------
                                                              $ 66,093,270      $ 48,000,857
                                                              ============      ============


          See accompanying notes to consolidated financial statements.

                             SEQUANA THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------
                                               1996              1995              1994
                                           ------------      ------------      ------------


Revenue under strategic alliances          $  9,705,048      $ 10,761,731      $  2,388,850

Operating expenses:
  Research and development                   26,396,844        15,138,109         7,614,501
  Charge for acquisition of in-process
    research and development                  3,366,168                --                --
  General and administrative                  5,004,604         3,078,302         1,493,667
                                           ------------      ------------      ------------
                                             34,767,616        18,216,411         9,108,168
                                           ------------      ------------      ------------
Loss from operations                        (25,062,568)       (7,454,680)       (6,719,318)
Other income (expense):
  Interest income                             3,276,968         1,653,312           247,250
  Interest expense                             (433,809)         (269,132)         (174,194)
                                           ------------      ------------      ------------
Net loss                                   $(22,219,409)     $ (6,070,500)     $ (6,646,262)
                                           ============      ============      ============


Net loss per share                         $      (2.31)     $      (0.92)     $      (2.02)
                                           ============      ============      ============

Shares used in computing net
  loss per share                              9,625,286         6,578,412         3,284,390
                                           ============      ============      ============


          See accompanying notes to consolidated financial statements.

                           SEQUANA THERAPEUTICS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    CONVERTIBLE PREFERRED STOCK                 COMMON STOCK              ADDITIONAL
                                   ------------------------------      -----------------------------        PAID-IN
                                      SHARES            AMOUNT            SHARES            AMOUNT          CAPITAL
                                   ------------      ------------      ------------     ------------     ------------
Balance at January 1, 1994             1,153,975      $      1,154           336,247     $        336     $  3,416,666
Issuance of common stock                      --                --           149,541              150           46,730
Issuance of preferred stock            3,091,785             3,092                --               --       22,899,442
Deferred compensation for
  issuance of stock and options               --                --                --               --          187,345
Amortization of deferred
  compensation                                --                --                --               --               --
Repayment of notes receivable                 --                --                --               --               --
Net loss                                      --                --                --               --               --
                                    ------------      ------------      ------------     ------------     ------------
Balance at December 31, 1994           4,245,760             4,246           485,788              486       26,550,183
Issuance of common stock                      --                --           445,935              446        1,358,223
Issuance of preferred stock              388,889               389                --               --        6,999,606
Issuance of common stock
  in initial public offering                  --                --         2,300,000            2,300       18,631,216
Conversion of preferred stock
  to common stock                     (4,634,649)           (4,635)        4,893,909            4,894             (259)
Deferred compensation for
  issuance of stock and options               --                --                --               --        1,945,738
Amortization of deferred
  compensation                                --                --                --               --               --
Repayment of notes receivable                 --                --                --               --               --
Net loss                                      --                --                --               --               --
                                    ------------      ------------      ------------     ------------     ------------
Balance at December 31, 1995                  --                --         8,125,632            8,126       55,484,707
Issuance of common stock
  in follow-on public offering                --                --         1,700,000            1,700       30,035,106
Issuance of common stock
  in acquisition                              --                --           158,451              158        3,197,907
Issuance of common stock                      --                --            74,445               74        1,268,234
Issuance of common stock
  on exercise of options                      --                --            47,901               48          147,683
Issuance of common stock
  on exercise of warrants                     --                --             6,814                7               (7)
Deferred compensation for
  issuance of stock and options               --                --                --               --          477,979
Amortization of deferred
  compensation                                --                --                --               --               --
Repayment of notes receivable                 --                --                --               --               --
Net loss                                      --                --                --               --               --
                                    ------------      ------------      ------------     ------------     ------------
Balance at December 31, 1996                  --      $         --        10,113,243     $     10,113     $ 90,611,609
                                    ============      ============      ============     ============     ============


                                       NOTES
                                     RECEIVABLE                                               TOTAL
                                   -    FROM            DEFERRED        ACCUMULATED       SHAREHOLDERS'
                                    SHAREHOLDERS      COMPENSATION        DEFICIT            EQUITY
                                   -------------      ------------      ------------      ------------
Balance at January 1, 1994           $         --      $         --      $ (2,378,836)     $  1,039,320
Issuance of common stock                  (27,500)               --                --            19,380
Issuance of preferred stock                    --                --                --        22,902,534
Deferred compensation for
  issuance of stock and options                --          (187,345)               --                --
Amortization of deferred
  compensation                                 --             1,137                --             1,137
Repayment of notes receivable               1,749                --                --             1,749
Net loss                                       --                --        (6,646,262)       (6,646,262)
                                     ------------      ------------      ------------      ------------
Balance at December 31, 1994              (25,751)         (186,208)       (9,025,098)       17,317,858
Issuance of common stock                 (229,248)               --                --         1,129,421
Issuance of preferred stock                    --                --                --         6,999,995
Issuance of common stock
  in initial public offering                   --                --                --        18,633,516
Conversion of preferred stock
  to common stock                              --                --                --                --
Deferred compensation for
  issuance of stock and options                --        (1,945,738)               --                --
Amortization of deferred
  compensation                                 --           763,144                --           763,144
Repayment of notes receivable                 855                --                --               855
Net loss                                       --                --        (6,070,500)       (6,070,500)
                                     ------------      ------------      ------------      ------------
Balance at December 31, 1995             (254,144)       (1,368,802)      (15,095,598)       38,774,289
Issuance of common stock
  in follow-on public offering                 --                --                --        30,036,806
Issuance of common stock
  in acquisition                               --                --                --         3,198,065
Issuance of common stock                       --                --                --         1,268,308
Issuance of common stock
  on exercise of options                       --                --                --           147,731
Issuance of common stock
  on exercise of warrants                      --                --                --                --
Deferred compensation for
  issuance of stock and options                --          (477,979)               --                --
Amortization of deferred
  compensation                                 --           626,131                --           626,131
Repayment of notes receivable              17,104                --                --            17,104
Net loss                                       --                --       (22,219,409)      (22,219,409)
                                     ------------      ------------      ------------      ------------
Balance at December 31, 1996         $   (237,040)     $ (1,220,650)     $(37,315,007)     $ 51,849,025
                                     ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                              SEQUANA THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                          1996               1995             1994
                                                      ------------      ------------      ------------
OPERATING ACTIVITIES:
Net loss                                              $(22,219,409)     $ (6,070,500)     $ (6,646,262)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                      2,380,897           943,756           480,418
      Amortization of deferred compensation                626,131           763,144             1,137
      Charge for acquisition of in-process
        research and development and other               3,274,266            77,276            46,374
      Change in operating asset and liabilities,
       net of acquisition:
        Other current assets                            (1,212,022)         (674,501)         (758,156)
        Accounts payable and accrued expenses            1,108,020         2,122,429           381,293
        Deferred revenue                                 1,046,080         2,103,522           208,334

                                                      ------------      ------------      ------------
Net cash used in operating activities                  (14,996,037)         (734,874)       (6,286,862)

INVESTING ACTIVITIES:
Purchases of investment securities                     (52,737,763)      (26,874,478)      (19,645,220)
Sales and maturities of investment securities           37,246,053        14,106,822         4,899,308
Purchases of furniture and equipment                    (2,402,076)         (299,869)         (415,863)
Other assets                                            (1,522,468)           58,468           (68,904)
Notes receivable from employees                            (67,844)          (60,000)         (128,000)

                                                      ------------      ------------      ------------
Net cash used in investing activities                  (19,484,098)      (13,069,057)      (15,358,679)

FINANCING ACTIVITIES:
Issuances of common stock, net                          31,452,845        19,685,738            15,380
Issuance of convertible preferred stock, net                    --         6,999,995        19,537,087
Proceeds from notes payable                              1,000,000                --         2,000,000
Repayments of loans and capital lease obligations       (2,099,544)         (959,691)         (305,748)
Other financing activities                                  17,104               855             1,749

                                                      ------------      ------------      ------------
Net cash provided by financing activities               30,370,405        25,726,897        21,248,468
                                                      ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents        (4,109,730)       11,922,966          (397,073)

Cash and cash equivalents at beginning of year          13,512,688         1,589,722         1,986,795
                                                      ------------      ------------      ------------

Cash and cash equivalents at end of year              $  9,402,958      $ 13,512,688      $  1,589,722
                                                      ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                         $    421,830      $    269,132      $    145,302
                                                      ============      ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Equipment acquired under capital leases and loans     $  3,751,046      $  2,170,135      $  3,151,303
                                                      ============      ============      ============
Conversion of notes payable and advances from
  shareholder to convertible preferred stock          $          -      $          -      $  3,333,333
                                                      ============      ============      ============
Issuance of common stock for notes receivable         $          -      $    229,248      $     27,500
                                                      ============      ============      ============



          See accompanying notes to consolidated financial statements.

                           SEQUANA THERAPEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business Activity

            Sequana Therapeutics, Inc. ("Sequana" or the "Company") is a genomics company that uses industrial-scale gene discovery technology and functional genomics to discover and characterize genes that cause certain common diseases. The Company's proprietary gene discovery technology is based on positional cloning, a method that uses statistical analysis of disease inheritance patterns to isolate disease genes. The Company has ongoing discovery programs in asthma, diabetes, obesity, osteoporosis, schizophrenia, manic depression and other disease areas. The Company believes that identification of disease genes and determination of their biological function will provide insights into the causes of common diseases and may facilitate the development of novel prognostic, diagnostic and therapeutic products.

  Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NemaPharm, Inc. ("NemaPharm") since the date of acquisition (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash Equivalents

            The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents.

  Concentration of Credit Risk

            The Company generally invests its excess cash in U.S. government securities, high credit quality commercial paper, certificates of deposit and money market accounts. Such investments are made in accordance with the Company's investment policy which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

  Investment Securities

            The Company classifies its investment securities as available-for-sale. Such securities are carried at fair value with unrealized gains and losses, if any, reported as a separate component of shareholders' equity. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific identification method.

  Furniture and Equipment

            Furniture and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally four to seven years) on a straight-line basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Amortization of equipment under capital leases is reported with depreciation of furniture and equipment.

  Research and Development Revenue and Expenses

            Revenue under strategic alliances is recognized as research activities are performed over the term of the agreements and upon the achievement of certain milestones. Revenues for cost reimbursement are recognized as the related costs are incurred. Advance payments received in excess of amounts earned are classified as deferred revenue. Research and development costs are expensed as incurred.

  Net Loss Per Share

            Net loss per share is computed using the weighted-average number of shares outstanding during the periods, as adjusted for the effects of certain rules of the Securities and Exchange Commission for the periods prior to the Company's initial public offering ("IPO") in July 1995. Shares issuable upon the exercise of outstanding stock options and warrants are not reflected for the periods subsequent to the Company's IPO as their effect is anti-dilutive.

  Stock Options

            Effective January 1, 1996, the Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 allows companies to either account for stock-based compensation under the new provisions of FAS 123 or under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of FAS 123 had been adopted. The Company elected to continue to account for its stock-based compensation in accordance with provisions of APB 25.

  Asset Impairment

            Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (FAS 121). FAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. The adoption of the new standard had no effect on the Company's financial position or results of operations.

  Reclassifications

            Certain amounts in the prior year financial statements have been reclassified to conform with the current year classifications.

  Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

2.  ACQUISITION

            On October 15, 1996, the Company acquired all of the outstanding capital stock of NemaPharm, a drug discovery company, through the issuance of approximately 158,000 shares of the Company's common stock and options to acquire 38,000 shares of the Company's common stock. The acquisition was accounted for under the purchase method and, accordingly, the consolidated financial statements include the operations of NemaPharm from the date of its acquisition. The aggregate cost of NemaPharm of approximately $3.4 million was charged to acquired in-process research and development during 1996. The operations of NemaPharm had no material effect on the pro forma combined results of operations of the Company and NemaPharm for the periods preceding the Company's acquisition.

3.  INVESTMENT SECURITIES

            The estimated fair value of each investment security approximates cost and, therefore, there are no unrealized gains or losses at December 31, 1996 and 1995. The estimated fair value of the Company's available-for-sale securities by type is as follows:

                                        DECEMBER 31,
                                ----------------------------
                                    1996             1995
                                    ----             ----
U.S. government securities      $20,424,631      $12,891,330
Corporate obligations ....       13,896,127        8,845,812
Certificates of deposit ..        8,995,975        6,087,881
                                -----------      -----------
                                $43,316,733      $27,825,023
                                ===========      ===========


            The estimated fair value of available-for-sale securities by contractual maturity as of December 31, 1996 is as follows:

Due within one year                  $27,287,680
Due after one year                    16,029,053
                                     -----------
                                     $43,316,733
                                     ===========

4.  FURNITURE AND EQUIPMENT

            Furniture and equipment is comprised of the following:

                                                             DECEMBER 31,
                                                    -------------------------------
                                                        1996               1995
                                                        ----               ----
Office furniture and equipment ...............      $    559,336       $   242,539
Computer and scientific equipment ............        11,318,393         5,751,504
Leasehold improvements .......................           579,976           194,030
                                                    ------------       -----------
                                                      12,457,705         6,188,073
Less accumulated depreciation and amortization        (4,172,400)       (1,749,462)
                                                    ------------       -----------
Furniture and equipment, net .................      $  8,285,305       $ 4,438,611
                                                    ============       ===========

            Included in furniture and equipment at December 31, 1996 and 1995, is equipment under capital leases and loans aggregating $9.3 million and $5.5 million, respectively, all of which is pledged as security pursuant to the Company's equipment financing agreements. Accumulated amortization with respect to such equipment totaled $3.7 million and $1.6 million at December 31, 1996 and 1995, respectively.

5.  NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES

            Notes receivable consist primarily of loans made to certain officers and employees to facilitate their relocation. Such notes accrue interest at the applicable federal rate, as adjusted yearly, and are due upon demand. The notes are secured by approximately 88,000 shares of common stock and options to purchase 219,000 shares of common stock at December 31, 1996.

6.  LOAN AND LEASE OBLIGATIONS

            The Company leases its facilities under operating leases that generally provide for annual cost-of-living related increases. Certain equipment is leased under operating and capital leases. Total rent expense under operating leases was $2.1 million, $860,000 and $747,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

            In October 1996, the Company entered into a credit agreement with a bank which, subject to compliance with certain financial covenants and conditions, may be used by the Company to finance up to $7 million of capital expenditures or other working capital requirements through September 1997. Included in loans and capital lease obligations at December 31, 1996 was $1 million of loans obtained pursuant to this agreement. The agreement provides for equal principal installments over a four-year period commencing in September 1997, along with interest based on Eurodollar rates (7.19% at December 31, 1996).

      Minimum future obligations due under the Company's operating and capital leases and loans as of December 31, 1996 are as follows:

                                                                             CAPITAL
                                                        OPERATING            LEASES
        YEARS ENDED DECEMBER 31,                         LEASES             AND LOANS
        ------------------------                         ------             ---------
  1997                                                 $1,784,931          $2,730,391
  1998                                                  1,617,391           2,340,286
  1999                                                  1,490,023           1,702,652
  2000                                                  1,385,155             531,628
  2001                                                  1,426,997             187,500
                                                       ----------         -----------
Total minimum lease payments                           $7,704,497           7,492,457
                                                       ==========
Less amount representing interest                                            (571,623)
                                                                          -----------
Present value of capital lease and loan payments                            6,920,834
Less current portion                                                       (2,396,523)
                                                                          -----------
Long-term obligations under capital leases and loans                      $ 4,524,311
                                                                          ===========

7.  SHAREHOLDERS' EQUITY

  Common Stock

            In March 1996, the Company raised net proceeds of $30 million through a follow-on public offering of its common stock.

            In August 1995, the Company completed its IPO of common stock providing net proceeds of $18.6 million. Upon the closing of the Company's IPO, all previously outstanding shares of preferred stock were converted into common stock. The holders of the common stock issued upon conversion of the preferred stock remain entitled to certain registration rights with respect to such shares.

  Deferred Compensation

            The Company has recorded deferred compensation for the difference between the price per share of certain stock sold and stock options granted and the deemed fair value of such shares for accounting purposes. Deferred compensation is amortized to expense over the vesting period of the related stock and options. The Company recorded deferred compensation of approximately $1.3 million in connection with the issuance of 208,333 shares of common stock to the Company's President and Chief Executive Officer (in exchange for a $187,500 promissory note) and the sale of 86,805 shares of common stock to two affiliated shareholders for $78,125 in March 1995. The promissory note bears interest at 7.2%, is secured by the 208,333 shares of common stock and becomes due and payable upon the occurrence of certain events. Such shares vest over a four year period, with the unvested shares subject to repurchase by the Company at the original issue price in the event of this employee's termination.

  Stock Warrants

            At December 31, 1996, the Company had outstanding warrants to purchase an aggregate of 111,471 shares of the Company's common stock. The warrants are exercisable at prices ranging from $3 to $24 per share and expire at various dates through 2005.

   Stock Option Plans

            In April 1994, the Company adopted the 1994 Incentive Stock Plan (the "Plan"), under which, as amended, 1,063,125 shares of the Company's common stock were reserved for issuance. The Plan provides for the grant of incentive stock options to employees and nonstatutory stock options to employees and consultants. Options under the Plan have a ten-year term and generally vest over four years. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options is as determined by the Board of Directors.

            During 1995, the Company adopted the 1995 Director Option Plan (the "Director Plan"), under which, as amended, 225,000 shares of the Company's common stock were reserved for issuance to all non-employee members of the Board of Directors. The Director Plan provides for the automatic grant of an option to purchase shares of the Company's common stock at the time the non-employee joins the Board of Directors. The options have a ten-year term, an exercise price equal to the fair market value of the common stock on the date of grant, and vest over four years.

At December 31, 1996, options to purchase 75,000 shares of the Company's common stock were granted and outstanding under the Director Plan with a weighted-average exercise price of $10.90 per share.

            Pro forma information regarding net loss and net loss per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the alternative fair value method provided for in FAS 123. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.39% and 6.38% volatility factors of the expected market price of the Company's common stock of 61%, and 33%; and a weighted-average expected life of the option of 5 years. The weighted-average fair value of options granted during the year ended December 31, 1996 was $10.06.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in highly subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

            For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and pro forma net loss per share totaled approximately $23.4 million and $2.43 per share, respectively, for the year ended December 31, 1996. The pro forma results for 1995 were not materially different than the reported results for the period. The pro forma results are not likely to be representative of the effects of applying FAS 123 on the reported net income or loss for future years as these amounts reflect the expense associated with only one or two years of vesting.

            The following table summarizes stock option activity under the Plan and related information through December 31, 1996:

                                                     WEIGHTED-
                                                     AVERAGE
                                      NUMBER OF      EXERCISE
                                       OPTIONS        PRICE
                                       -------        -----
Granted ........................       208,080       $  .45
Exercised ......................      (123,749)         .33
Cancelled ......................        (1,749)         .31
                                      --------       ------
Outstanding at December 31, 1994        82,582          .61
Granted ........................       291,017         5.57
Exercised ......................       (43,203)        2.07
Cancelled ......................        (7,587)        1.28
                                      --------       ------
Outstanding at December 31, 1995       322,809         4.87
Granted ........................       571,099        15.95
Exercised ......................       (47,901)        3.08
Cancelled ......................       (68,590)        9.02
                                      --------       ------
Outstanding at December 31, 1996       777,417       $12.75
                                      ========       ======

            At December 31, 1996, options to purchase an aggregate of 137,624 shares of common stock were exercisable under the Plan at a weighted-average exercise price of $8.96 per share, and options to purchase 70,855 shares of common stock were available for future grant.

            The following table summarizes information about stock options outstanding under the Company's plans at December 31, 1996:

                                  Options Outstanding                         Options Exercisable
                     ------------------------------------------------       -----------------------
                                       Wt. Avg.
    Range of         Number of         Remaining             Wt. Avg.        Number of     Wt. Avg.
Exercise Prices       Options       Contractual Life        Ex. Price         Options     Ex. Price
---------------      ---------      ----------------        ---------        ---------    ---------
$   .01 to 3.00       174,254           8.4 years           $    1.63         65,294      $    1.48
  9.00 to 11.00       139,524           8.7 years               10.03         38,064          10.10
 15.25 to 18.50       468,281           9.6 years               16.05         39,716          16.30
 21.00 to 24.12        70,358           9.3 years               21.77         12,245          23.61
----------------      -------           ---------           ---------        -------      ---------
   $.01 to 24.12      852,417           9.2 years           $   12.59        155,319      $    9.13
================      =======           =========           =========        =======      =========

  Employee Stock Purchase Plan

            During 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan"), under which 200,000 shares of the Company's common stock were reserved for issuance. The Purchase Plan provides for all eligible employees to purchase the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value per share on the start date of each overlapping two year offering period or on the date on which each semi-annual purchase period ends. The Purchase Plan will terminate in May 2005. As of December 31, 1996, 41,613 shares of common stock have been issued pursuant to the Purchase Plan.

  Common Stock Reserved for Future Issuance

            Common stock reserved for future issuance is as follows at December 31, 1996:

Outstanding warrants                                    111,471
1994 Incentive Stock Plan                               848,272
1995 Director Option Plan                               225,000
1995 Employee Stock Purchase Plan                       158,387
Other                                                    46,686
                                                      ---------
                                                      1,389,816
                                                      =========

8.  STRATEGIC ALLIANCES

  Boehringer Ingelheim

            In June 1995, the Company entered into a five year strategic alliance with Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") in the area of asthma. Under the terms of the agreement, Boehringer Ingelheim made a $6 million equity investment in the Company and paid the Company an up-front fee of $2 million. The Company receives ongoing payments for research support, and may receive additional milestone payments and royalties on the sale of therapeutic products resulting from the alliance. The Company received $2 million in milestone payments during 1995 in connection with achieving two research milestones under the agreement. The Company is obligated to share milestone payments and royalties with a Collaborator. The Company recognized revenue of $4.1 million and $5.9 million in the years ended December 31, 1996 and 1995, respectively, under this alliance. Boehringer Ingelheim has the right to terminate the agreement (subject to certain notification requirements) beginning in June 1998, or earlier in the event the Company is acquired by another pharmaceutical company.

  Corange

            In June 1995, the Company and Corange International, Ltd. ("Corange"), the parent company of Boehringer Mannheim GmbH, entered into a five year strategic alliance in the area of osteoporosis. Corange made a non-refundable payment of $1 million to the Company, and an investment fund affiliated with Corange made an equity investment of $1 million in the Company. The Company receives ongoing payments for research support, and may receive additional milestone payments and royalties on sales of diagnostic and therapeutic products resulting from the alliance. Corange is also obligated to purchase $1.25 million in shares of the Company's common stock for each of the next three years at a purchase price equal to 135% of an average per share market price. In accordance with the agreement, Corange purchased 37,538 shares and 102,881 shares of the Company's common stock during 1996 and 1995, respectively. The Company recognized revenue totaling $2.5 million and $2.0 million in the years ended December 31, 1996 and 1995, respectively, under this alliance. Corange has the right to terminate the agreement (subject to certain notification requirements) beginning in February 1998, or earlier in the event the Company is acquired by another pharmaceutical company.

  Glaxo

            In July 1994, the Company entered into a five year strategic alliance with Glaxo Wellcome Inc. ("Glaxo") in the area of type II diabetes. In February 1996, this alliance was expanded to include the study of human obesity. Under the terms of the agreement, Glaxo paid the Company a $1 million up-front fee. The Company receives ongoing payments for research support, and may receive additional milestone payments and royalties on the sale of therapeutic products resulting from the alliance. The Company received a $500,000 milestone payment during 1996 in connection with the attainment of a research milestone. The Company recognized revenue totaling $3.0 million, $2.8 million and $1.4 million in the years ended December 31, 1996, 1995 and 1994, respectively, under this alliance. Glaxo has the right to terminate the agreement (subject to certain notification requirements) beginning in July 1997, or earlier in the event the Company is acquired by another pharmaceutical company.

            In January 1997, the Company entered into a two year strategic alliance with Glaxo in the area of gene function analysis. Glaxo is obligated to provide payments to the Company for research support and to make certain additional payments contingent on identification by the Company of targets used by Glaxo in its research programs. The Company may also receive royalties on sales of products resulting from the alliance.

  Genentech

            In October 1994, Genentech, Inc. made a $2 million equity investment in the Company and was granted first negotiation rights with respect to the development and commercialization of recombinant therapeutic or prophylactic proteins. The Company retains the ability to license rights to develop therapeutic or prophylactic proteins as part of any such strategic alliances.

  Collaborative Agreements

            In April 1996, the Company entered into a collaborative agreement with Aurora Biosciences Corporation ("Aurora"). Under the agreement, the Company gained access to certain technologies and rights to contract with Aurora for the application of Aurora's proprietary mammalian cell-based screening technology to genetic targets selected by the Company. In connection with the agreement, the Company also made a $1.5 million minority equity investment in Aurora, which investment is recorded at cost and included in other assets at December 31, 1996. The Company's President and Chief Executive Officer is affiliated with Avalon Ventures (a founder and shareholder of Aurora) and a shareholder and member of the Board of Directors of Aurora.

            The Company has entered into various agreements with academic researchers, clinicians and health care providers (the "Collaborators") to collect patient information and DNA samples related to the Company's research activities. Certain of the agreements require the Company to pay royalties or license fees to the Collaborators in the event the Company sells or licenses products incorporating any inventions or technology developed under the agreement. Payments under the agreements totaled approximately $5.3 million, $5.7 million and $1.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company is obligated to make future payments for the years 1997 through 1999 of approximately $2.9 million, $1.6 million and $358,000, respectively, a significant portion of which will be reimbursed under strategic alliances. Most agreements, however, may be terminated by the Company with written notice ranging from 30 days to one year without significant financial penalty.

9.  INCOME TAXES

            At December 31, 1996, the Company had federal and California income tax net operating loss carryforwards of approximately $32,122,000 and $1,191,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the fifty percent limitation on California loss carryforwards.

            The federal and California tax loss carryforwards will begin to expire in 2008 and 1998, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $972,000 and $349,000, respectively, which will begin to expire in 2008 unless previously utilized.

            Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which have occurred. However, the Company does not believe such limitation will have a material impact upon the utilization of these carryforwards.

            Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance of $14,233,000 has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

                                                                  DECEMBER 31,
                                                        -------------------------------
                                                             1996               1995
                                                             ----               ----
Deferred tax liability--tax over book depreciation      $    298,000       $   247,000
Deferred tax assets:
  Net operating loss carryforwards                        11,313,000         4,946,000
  Research and development credits                         1,199,000           617,000
  Capitalized research and development                     1,822,000           779,000
  Other                                                      197,000           148,000
                                                        ------------       -----------
Total deferred tax assets                                 14,531,000         6,490,000
Valuation allowance for deferred tax assets              (14,233,000)       (6,243,000)
                                                        ------------       -----------
Net deferred tax assets                                      298,000           247,000
                                                        ------------       -----------
Net deferred tax liabilities (assets)                   $       --         $      --
                                                        ============       ===========


10.  401(K) PROFIT SHARING PLAN

            The Company maintains a 401(k) profit sharing plan which allows substantially all employees to contribute up to 15% of their salary, subject to annual limitations. The Board of Directors may, at its sole discretion, approve Company contributions. To date, there have been no Company contributions under the plan.

11.  JOINT VENTURE

            In January 1997, the Company and Memorial Sloan-Kettering Cancer Center ("MSK") formed Genos Biosciences, Inc. ("Genos"), a new company focused on the research and identification of genes and related genetic information of value in the prognosis, diagnosis and possible treatment of certain common cancers. The Company and MSK each own 50% of Genos and have committed to contribute approximately $5 million each to fund its initial operations. The Company invested $1.2 million in Genos in connection with its formation and anticipates that Sequana's remaining commitment will be funded during 1997 and early 1998. In connection with the formation of Genos, the Company sold a warrant to MSK to purchase 350,000 shares of the Company's common stock exercisable at a price of $17.38 per share. The Company's Chief Executive Officer and Chief Financial Officer are members of the Board of Directors of Genos.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held June 24, 1997. Information concerning executive officers is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

            The information required by this item is incorporated by reference from the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is incorporated by reference from the section captioned "Record Date and Principal Share Ownership" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" contained in the Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)(1)  Financial Statements

                    Reference is made to the Index to Financial Statements
                     under Item 8 of this report on Form 10-K.

            (a)(2)  Financial Statement Schedules

                    All schedules have been omitted because they are not
                     required under the related instructions, are inapplicable or because the information required thereby has been included in the financial statements of the Registrant or the notes thereto.

            (a)(3) Reference is made to Item 14 (c) below for Exhibits required by Item 601 of Regulation S-K including management contracts and compensatory plans and arrangements.

 (b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

 (c)  Exhibits

         3.1(1)   Restated Articles of Incorporation of the Registrant

         3.3(2)   Bylaws of the Registrant, as amended to date.

         10.1(2) Shareholder Rights Agreement, dated October 21, 1994, as amended to date.

         10.2(2)  1994 Incentive Stock Plan

         10.3(2)  1995 Employee Stock Purchase Plan

         10.4(2)  1995 Director Stock Option Plan

         10.5(2) Form of Indemnification Agreement between the Registrant and its officers and directors.

         10.6(2) Master Lease Agreement dated November 1, 1993 by and between Comdisco, Inc. and Registrant.

         10.7(2)* Collaborative Research Agreement dated as of July 27, 1994 by and between Registrant and Glaxo, Inc.

         10.8(1) Expansion Lease by and between Health Science Properties, Inc. and Registrant dated as of November 20, 1995.

         10.9(2)* Collaborative Research Agreement dated as of June 30, 1995 by and between Registrant and Corange International, Ltd.

         10.10(2)*Collaborative Research Agreement dated as of June 12,
                  1995 by and between Registrant and Boehringer Ingelheim International GmbH.

         10.11(2) Employment Agreement dated February 28, 1995 between the
                  Registrant and Kevin J. Kinsella.

         10.12(2) Consulting Agreement dated March 6, 1995 between the
                  Registrant and Irwin Lerner.

         10.13(2) Letter Agreement dated September 7, 1993 between the
                  Registrant and Timothy J.R. Harris.

         10.14(3)*Research Agreement dated as of April 2, 1996 by and between the Registrant and Aurora Biosciences Corporation.

         10.15(4) Merger Agreement and Plan of Reorganization between the
                  Registrant, Sequana Merger Sub, Inc., NemaPharm, Inc. and the Shareholders of NemaPharm, Inc. dated July 19, 1996.

         10.16** Loan Agreement between the Registrant and The Sumitomo Bank, Limited dated as of October 23, 1996.

         11.1(1)  Computation of net loss per share.

         23.1     Consent of Ernst & Young LLP, Independent Auditors.

         24.1     Power of Attorney (see page 46).

         27.1     Financial Data Schedule.

----------------

* Confidential treatment has been granted with respect to certain portions of this exhibit.

** Confidential treatment has been requested with respect to certain portions of this exhibit.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-01226).

(2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-93460).

(3) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996.

(4) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SEQUANA THERAPEUTICS, INC.


                                           BY: /s/ KEVIN J. KINSELLA
                                               --------------------------------
                                                 KEVIN J. KINSELLA
                                                 PRESIDENT AND CHIEF EXECUTIVE
                                                 OFFICER
DATE:  March 25, 1997


                                POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin J. Kinsella and M. Scott Salka, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

            PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

        SIGNATURE                                 TITLE                                 DATE
        ---------                                 -----                                 ----

/s/  KEVIN J. KINSELLA         PRESIDENT, CHIEF EXECUTIVE OFFICER AND              MARCH 25, 1997
---------------------------
     KEVIN J. KINSELLA         DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

/s/  M. SCOTT SALKA            VICE PRESIDENT, OPERATIONS AND CHIEF                MARCH 25, 1997
---------------------------
     M. SCOTT SALKA            FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
                               AND FINANCIAL OFFICER)

/s/  TIMOTHY J.R. HARRIS       SENIOR VICE PRESIDENT, RESEARCH  AND                MARCH 25, 1997
---------------------------
     TIMOTHY J.R. HARRIS       DEVELOPMENT, CHIEF TECHNICAL OFFICER
                               AND DIRECTOR

/s/  IRWIN LERNER              CHAIRMAN OF THE BOARD OF DIRECTORS                  MARCH 25, 1997
---------------------------
     IRWIN LERNER

          SIGNATURE                   TITLE                      DATE
          ---------                   -----                      ----
                                     DIRECTOR                MARCH   , 1997
----------------------------
     HOWARD PALEFSKY

/s/  RICHARD DARMAN                  DIRECTOR                MARCH 25, 1997
----------------------------
     RICHARD DARMAN

/s/  THOMAS C. MCCONNELL             DIRECTOR                MARCH 25, 1997
----------------------------
     THOMAS C. MCCONNELL

/s/  THOMAS F. STEPHENSON            DIRECTOR                MARCH 25, 1997
----------------------------
     THOMAS F. STEPHENSON

                                  EXHIBIT INDEX


 Exhibit                                                                       Sequentially
 Number       Description of Document                                          Numbered Page
 ------       -----------------------                                          -------------

3.1(1)   Restated Articles of Incorporation of the Registrant

3.3(2)   Bylaws of the Registrant, as amended to date.

10.1(2) Shareholder Rights Agreement, dated October 21, 1994, as amended to date.

10.2(2)  1994 Incentive Stock Plan

10.3(2)  1995 Employee Stock Purchase Plan

10.4(2)  1995 Director Stock Option Plan

10.5(2) Form of Indemnification Agreement between the Registrant and its officers and directors.

10.6(2)  Master Lease Agreement dated November 1, 1993 by and between Comdisco,
         Inc. and Registrant.

10.7(2)* Collaborative Research Agreement dated as of July 27, 1994 by and between Registrant and Glaxo, Inc.

10.8(1)  Expansion Lease by and between Health Science Properties, Inc. and
         Registrant dated as of November 20, 1995.

10.9(2)* Collaborative Research Agreement dated as of June 30, 1995 by and between Registrant and Corange International, Ltd.

10.10(2)*Collaborative Research Agreement dated as of June 12, 1995 by and between Registrant and Boehringer Ingelheim International GmbH.

10.11(2) Employment Agreement dated February 28, 1995 between the Registrant and
         Kevin J. Kinsella.

10.12(2) Consulting Agreement dated March 6, 1995 between the Registrant and
         Irwin Lerner.

10.13(2) Letter Agreement dated September 7, 1993 between the Registrant and
         Timothy J.R. Harris.

10.14(3)*Research Agreement dated as of April 2, 1996 by and between the Registrant and Aurora Biosciences Corporation.

10.15(4) Merger Agreement and Plan of Reorganization between the Registrant,
         Sequana Merger Sub, Inc., NemaPharm, Inc. and the Shareholders of
         NemaPharm, Inc. dated July 19, 1996.

10.16** Loan Agreement between the Registrant and The Sumitomo Bank, Limited dated as of October 23, 1996.

11.1(1)  Computation of net loss per share.

23.1     Consent of Ernst & Young LLP, Independent Auditors.

24.1     Power of Attorney (see page 46).

27.1     Financial Data Schedule.

----------------

* Confidential treatment has been granted with respect to certain portions of this exhibit.

** Confidential treatment has been requested with respect to certain portions of this exhibit.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-01226).

(2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-93460).

(3) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996.

(4) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996.