Form 10-Q
period 1997-03-31
SEQUANA THERAPEUTICS INC
filed 1997-05-15
CIK 946736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days -- Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
         Class                                          April 30, 1997
         -----                                          --------------
Common Stock, $.001 par value                            10,194,592

                           SEQUANA THERAPEUTICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                           PAGE NO.
                                                                                           --------
COVER PAGE.....................................................................................1

TABLE OF CONTENTS..............................................................................2

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 1997 and December 31, 1996...................3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 1997 and 1996.........................................................4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1997 and 1996.........................................................5

         Notes to Consolidated Financial Statements............................................6

         ITEM 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................8

PART II.  OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K.............................................11


SIGNATURE.........12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           SEQUANA THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,          December 31,
                                                                                 1997                1996
                                                                             ------------        -------------
                                ASSETS                                       (Unaudited)             (Note)
Current assets:
  Cash and cash equivalents                                                  $   6,052,190       $   9,402,958
  Investment securities, available-for-sale                                     43,774,771          43,316,733
  Other current assets                                                           2,836,074           2,820,355
                                                                              ------------        -------------
Total current assets                                                            52,663,035          55,540,046
                                                                              ------------        -------------
Furniture and equipment, net                                                     8,583,068           8,285,305
Investment in joint venture                                                      1,346,509                --
Other assets                                                                     1,715,609           1,737,075
Notes receivable from officers and employees                                       440,844             530,844
                                                                              ------------        ------------
                                                                              $ 64,749,065        $ 66,093,270
                                                                              ============        ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                      $   3,774,483       $   3,965,475
  Deferred revenue                                                               5,337,305           3,357,936
  Current portion of loans and capital lease obligations                         2,703,403           2,396,523
                                                                              ------------        -------------
Total current liabilities                                                       11,815,191           9,719,934
                                                                              ------------        -------------
Loans and capital lease obligations, less current portion                        5,199,369           4,524,311
Shareholders' equity:
  Common stock, $.001 par value; 50,000,000 shares authorized, 10,189,695 shares and 10,113,243 shares issued and outstanding at March 31, 1997 and
    December 31, 1996, respectively                                                 10,190              10,113
  Additional paid-in capital                                                    92,154,653          90,611,609
  Notes receivable from shareholders                                              (246,364)           (237,040)
  Deferred compensation                                                         (1,102,423)         (1,220,650)
  Accumulated deficit                                                          (43,081,551)        (37,315,007)
                                                                              ------------        -------------
Total shareholders' equity                                                      47,734,505          51,849,025
                                                                              ------------        -------------
                                                                              $ 64,749,065        $ 66,093,270
                                                                              ============        ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See accompanying notes to consolidated financial statements.

                          SEQUANA THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                   Three months ended
                                                                                        March 31,
                                                                          -----------------------------------
                                                                              1997                   1996
                                                                          ------------           ------------
Revenue under strategic alliances                                        $   2,508,968          $   1,885,555

Operating expenses:
  Research and development                                                   7,513,528              5,078,728
  General and administrative                                                 1,217,431                989,461
                                                                          ------------           ------------
                                                                             8,730,959              6,068,189
                                                                          ------------           ------------
Loss from operations                                                        (6,221,991)            (4,182,634)
Equity in net loss of joint venture                                           (134,491)                  --
Other income (expense):
  Interest income                                                              717,223                646,952
  Interest expense                                                            (127,285)               (86,660)
                                                                          ------------           ------------
Net loss                                                                  $ (5,766,544)          $ (3,622,342)
                                                                          ============           ============

Net loss per share                                                        $      (0.57)          $      (0.42)
                                                                          ============           ============
Shares used in computing net
  loss per share                                                            10,146,487              8,601,888
                                                                          ============           ============


          See accompanying notes to consolidated financial statements.

                           SEQUANA THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three months ended
                                                                                                March 31,
                                                                                      --------------------------------
                                                                                          1997               1996
                                                                                      -------------     --------------
Operating activities:
Net loss                                                                               $ (5,766,544)      $ (3,622,342)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                         701,589            456,920
      Amortization of deferred compensation                                                 118,227            108,221
      Equity in net loss of joint venture                                                   134,491               --
      Change in operating assets and liabilities                                          1,772,658            882,187

                                                                                      -------------     --------------
Net cash used in operating activities                                                    (3,039,579)        (2,175,014)

Investing activities:
Purchases of investment securities                                                      (13,547,763)       (21,857,963)
Sales and maturities of investment securities                                            13,089,725          5,816,628
Purchases of furniture and equipment                                                       (999,150)          (282,508)
Investment in joint venture                                                              (1,185,400)              --
Other investing activities                                                                  111,264            (90,449)

                                                                                      -------------     --------------
Net cash used in investing activities                                                    (2,531,324)       (16,414,292)

Financing activities:
Issuances of common stock                                                                 1,062,121         30,450,354
Proceeds from notes payable                                                               1,550,000               --
Repayments of loans and capital lease obligations                                          (568,062)          (395,448)
Other financing activities                                                                  176,076                512

                                                                                      -------------     --------------
Net cash provided by financing activities                                                 2,220,135         30,055,418
                                                                                      -------------     --------------

Increase (decrease) in cash and cash equivalents                                         (3,350,768)        11,466,112

Cash and cash equivalents at beginning of period                                          9,402,958         13,512,688
                                                                                      -------------     --------------

Cash and cash equivalents at end of period                                            $   6,052,190       $ 24,978,800
                                                                                      =============     ==============

Supplemental disclosure of cash flow information:
Interest paid                                                                         $     127,285     $       86,660
                                                                                      =============     ==============

Supplemental schedule of noncash investing and
  financing activities:
Equipment acquired under capital leases and loans                                     $           -     $   1,936,878
                                                                                      =============     ==============


          See accompanying notes to consolidated financial statements.

                           SEQUANA THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (unaudited)




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

                  The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.       Net Loss Per Share

                  Net loss per share is computed using the weighted-average number of shares outstanding during the interim periods. Shares issuable upon the exercise of outstanding stock options and warrants are not reflected as their effect is anti-dilutive.

                  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net earnings
         (loss) per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of the new standard will have no effect on the Company's loss per share for the first quarter ended March 31, 1997 and 1996.


3.       Investment in Joint Venture

                  In January 1997, the Company and Memorial Sloan-Kettering Cancer Center ("MSKCC") formed Genos Biosciences, Inc. ("Genos"), a joint venture company focused on the research and identification of genes and related genetic information of value in the prognosis, diagnosis and possible treatment of certain common cancers. The Company and MSKCC each own 50% of Genos and have committed to make capital contributions of approximately $5 million each to fund its initial operations. The Company invested

                           SEQUANA THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (unaudited)


         approximately $1.2 million in Genos in connection with its formation and anticipates that Sequana's remaining capital contribution will be funded during 1997 and early 1998. The investment in Genos is accounted for under the equity method.

                  Under terms of the agreement, the Company licensed certain of its technology to Genos and has contracted with Genos to conduct research and provide certain other services to the joint venture. Payments to date for such research and services have not been material.

                  In connection with the formation of Genos, the Company sold a warrant to MSKCC to purchase 350,000 shares of the Company's common stock exercisable at a price of $17.38 per share. The Company's Chairman of the Board, Chief Executive Officer and Chief Financial Officer are members of the Board of Directors of Genos.

4.       SHAREHOLDERS' EQUITY

                  In February 1997, pursuant to terms of the strategic alliance agreement with the Company, Corange International, Ltd. made a $1.25 million private equity investment in the Company, purchasing 56,849 shares of common stock at a price of $21.99 per share.

5.       SUBSEQUENT EVENT

                  In May 1997, the Company expanded its strategic alliance with Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") in the area of asthma. Under terms of the expanded alliance, Boehringer Ingelheim will double its level of research funding to the Company to support additional research into asthma-related genes. The increased funding support is effective January 1, 1997 and will continue through the term of the original five-year agreement, subject to the achievement of certain milestones.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company was incorporated in February 1993 and has devoted substantially all of its resources since that time to the development of an integrated technology platform for discovering and characterizing genes associated with common human diseases. The Company has also developed or acquired access to a variety of technologies that the Company believes will be useful in determining gene function. The Company believes that identification of disease genes and determination of their biological function will provide insights into the fundamental causes of these diseases and may facilitate the development of novel prognostic, diagnostic and therapeutic products. The Company has incurred substantial operating losses since inception and, as of March 31, 1997, had incurred a cumulative net loss of $43.1 million. The Company anticipates incurring additional losses over at least the next several years as it continues its gene discovery, functional genomics and bioinformatics activities. Continued expansion of certain research activities may result in increases in both research and development and general and administrative expenses.

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

         An integral component of Sequana's business strategy is to enter into strategic alliances with major pharmaceutical and biotechnology companies in order to develop and commercialize products based on information provided by the Company's gene discovery, functional genomics and bioinformatics technologies. In July 1994, the Company entered into a strategic alliance with Glaxo Wellcome Inc. ("Glaxo") to discover disease genes associated with type II diabetes. In February 1996, this alliance was expanded to include the study of human obesity. In June 1995, the Company entered into strategic alliances with Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") in the area of asthma and with Corange International, Ltd. ("Corange") in the area of osteoporosis. In May 1997, the alliance with Boehringer Ingelheim was expanded to support additional research into asthma-related genes. In January 1997, the Company entered into a strategic alliance with Glaxo in the area of gene function analysis. Pursuant to the terms of the various agreements, the Company has granted the strategic alliance partners exclusive worldwide rights to develop and commercialize therapeutic products which may be discovered as a result of the alliances. Sequana has generally retained the right to develop and commercialize diagnostic products based on its gene discoveries. Under the terms of the strategic alliance agreements, the Company receives ongoing payments for research support, and may receive payments upon the achievement of certain research and product development milestones and royalties on the sale of products resulting from the alliance. Such agreements provide the strategic alliance partners certain rights of early termination.

Results of Operations

         Revenue under strategic alliances increased to $2.5 million for the three months ended March 31, 1997 from $1.9 million for the comparable period of 1996. Such increases were primarily attributable to increased payments for research support and DNA sample collection pursuant to the Company's aforementioned strategic alliances.

         Research and development expenses increased to $7.5 million for the three months ended March 31, 1997 from $5.1 million for the comparable period of 1996. The increase in research and development expenses was primarily attributable to increased costs associated with expansion of the Company's gene discovery efforts and establishment of a broad-based functional genomics and screening technology platform. Such costs consisted primarily of increased personnel expenses, supply costs, and facility and equipment expenses associated with expansion of the Company's research organization. The Company may continue to expand its functional genomics, screening and bioinformatics activities in future periods, and such expansion may result in additional increases in research and development expenses. In addition, the Company may pursue the acquisition of additional technologies which it believes could further complement its gene discovery, functional genomics and bioinformatics capabilities.

         General and administrative expenses increased to $1.2 million for the three months ended March 31, 1997 from $989,000 during the comparable period of 1996. Increases in general and administrative expenses largely reflect expansion of the Company's administrative organization to support increased research efforts and business development activities. Such increases are comprised primarily of costs associated with the addition of management and support personnel as well as expenses related to increased business development activities. General and administrative expenses may increase in future periods as a result of expansion necessary to support continued increases in research and development programs and business development activities.

         Genos Biosciences, Inc. ("Genos"), the joint venture between Sequana and Memorial Sloan-Kettering Cancer Center, commenced operations in February 1997. Genos expects to incur increased operating losses in future periods as it expands its research and development activities, and such losses will result in corresponding increases in Sequana's equity in net loss of joint venture.


Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through public and private offerings of its equity securities (generating net proceeds of approximately $81.6 million) and cash received pursuant to the Company's strategic alliances ($29.8 million). At March 31, 1997, the Company had cash, cash equivalents and investment securities totaling $49.8 million compared to $52.7 million at December 31, 1996. The decrease in cash, cash equivalents and investment securities during the three months ended March 31, 1997 was largely attributable to cash used in the Company's operating activities, Sequana's initial $1.2 million investment in Genos (See Note 3 of Notes to Consolidated Financial Statements) and equipment purchases. Such cash disbursements were offset, in part, by $1.5 million in proceeds from the Company's credit facility and $1.1 million in net proceeds from the issuance of common stock.

         Pursuant to terms of the Company's joint venture agreement with MSKCC (See Note 3 of Notes to Consolidated Financial Statements), Sequana has committed to invest an additional $4 million in Genos during 1997 and early 1998. The Company also has commitments associated with its capital leases, loans and operating leases. In addition to these commitments, the Company anticipates that it may invest up to an aggregate of $3 million in equipment during 1997. Terms of the Company's credit agreement with a bank enable the Company to finance up to an additional $4.5 million of capital expenditures or other working capital requirements through September 1997, subject to compliance with certain financial covenants and conditions.

         The Company's continued expansion of its research and development activities, its future capital requirements and the adequacy of its available funds will depend on many factors, including progress of its gene discovery programs, the number and breadth of these programs, the continuation of and achievement of milestones under strategic alliance arrangements, the ability of the Company to establish additional strategic alliances and licensing agreements, the progress of the development and commercialization efforts of the Company's strategic alliance partners, competing technological and market developments, the costs associated with collecting patient information and DNA samples, the costs involved in preparing, filing, prosecuting and maintaining and enforcing patent claims and other intellectual property rights, the regulatory process and other factors.

         The Company believes that its existing cash, cash equivalents and investment securities and anticipated cash flows from its current strategic alliances will be sufficient to support the Company's operations through 1999. The Company is actively seeking to establish new strategic alliances with potential corporate partners, and may seek to raise additional financing through public or private equity or debt financings or licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing or strategic alliance and licensing arrangements will be obtainable on terms favorable to the Company or its shareholders. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to shareholders will result. In the event that adequate funds are not available, the Company's business may be adversely affected. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations and the statements with regard to future expansion of its research and development activities are forward-looking statements, and actual results and timing of certain events could vary. The factors described earlier in this section will impact the Company's future capital requirements and the adequacy of its available funds which could cause the period of time through which the Company's financial resources will be adequate to support its operations to vary from that set forth above.

ITEM 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

         Exhibit
         Number   Description of Document
         ------   -----------------------
         10.17*   Joint Venture Agreement Among Sequana Therapeutics, Inc.,
                  Memorial Sloan-Kettering Cancer Center and Genos Biosciences,
                  Inc. dated January 29, 1997.

         27.1     Financial Data Schedule

--------------------
* Confidential treatment has been requested with respect to certain portions of this exhibit.


(b)      Reports on Form 8-K

         None

                           SEQUANA THERAPEUTICS, INC.

                                 March 31, 1997


                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       Sequana Therapeutics, Inc.


Date: May 12, 1997                     By: /s/ M. SCOTT SALKA
                                          ---------------------------
                                       M. Scott Salka
                                       Vice President of Operations,
                                       Chief Financial Officer and
                                       Principal Financial and
                                       Accounting Officer

                                    Exhibits

                                                                                Sequentially
Exhibit                                                                           Numbered
Number            Description                                                        Page
------            -----------                                                   ------------
10.17*            Joint Venture Agreement Among Sequana Therapeutics, Inc.,
                  Memorial Sloan-Kettering Cancer Center and Genos
                  Biosciences, Inc. dated January 29, 1997.

27.1              Financial Data Schedule

-------------
* Confidential treatment has been requested with respect to certain portions of this exhibit.