Form 10-K/A
period 1996-12-31
SEQUANA THERAPEUTICS INC
filed 1997-07-29
CIK 946736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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

         10.16 Loan Agreement between the Registrant and The Sumitomo Bank, Limited dated as of October 23, 1996.

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

                               EXPLANATORY NOTE

            This Annual Report on Form 10-K/A is being filed as Amendment No.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997 soley for the purpose of refiling Exhibit
10.16 with certain non-confidential portions in such Exhibit unredacted.


                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SEQUANA THERAPEUTICS, INC.


                                           BY: /s/ M. SCOTT SALKA
                                               --------------------------------
                                                 M. SCOTT SALKA
                                                 VICE PRESIDENT, OPERATIONS
                                                 AND CHIEF EXECUTIVE OFFICER
DATE:  July 28, 1997

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

10.16 Loan Agreement between the Registrant and The Sumitomo Bank, Limited dated as of October 23, 1996.

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