Form 10-K/A
period 1996-12-31
SEQUANA THERAPEUTICS INC
filed 1997-07-30
CIK 946736

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

                               EXPLANATORY NOTE

            This Annual Report on Form 10-K/A is being filed soley for the purpose of correcting a typographical error in the signature block.


                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SEQUANA THERAPEUTICS, INC.


                                           BY: /s/ M. SCOTT SALKA
                                               --------------------------------
                                                 M. SCOTT SALKA
                                                 VICE PRESIDENT, OPERATIONS
                                                 AND CHIEF FINANCIAL OFFICER
DATE:  July 30, 1997