Form 10-Q
period 1997-06-30
SEQUANA THERAPEUTICS INC
filed 1997-08-13
CIK 946736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days -- Yes X No__ ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                     Outstanding at
          Class                                      July 31, 1997
          -----                                      --------------
Common Stock, $.001 par value                          10,243,558

                           SEQUANA THERAPEUTICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                 PAGE NO.
                                                                                                 --------
COVER PAGE......................................................................................    1

TABLE OF CONTENTS...............................................................................    2

PART I.  FINANCIAL INFORMATION

                  ITEM 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets at June 30, 1997 and December 31, 1996............    3

                  Consolidated Statements of Operations for the Three Months and Six
                  Months Ended June 30, 1997 and 1996...........................................    4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 1997 and 1996........................................................    5

                  Notes to Consolidated Financial Statements....................................    6

                  ITEM 2.

                  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................    8

PART II.  OTHER INFORMATION

                  ITEM 4.  Submission of Matters to a Vote of Security Holders..................    11

                  ITEM 6.  Exhibits and Reports on Form 8-K.....................................    11


SIGNATURE.......................................................................................    12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           SEQUANA THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,        December 31,
                                                                                         1997              1996
                                                                                     ------------      ------------
                                                                                     (Unaudited)          (Note)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 16,176,593      $  9,402,958
  Investment securities, available-for-sale                                            28,874,567        43,316,733
  Marketable equity securities, available-for-sale                                      6,225,000              --
  Receivable from strategic alliance partners                                           4,417,572           418,763
  Other current assets                                                                  2,009,227         2,401,592
                                                                                     ------------      ------------
Total current assets                                                                   57,702,959        55,540,046
                                                                                     ------------      ------------
Furniture and equipment, net                                                            8,492,215         8,285,305
Investment in joint venture                                                             1,013,145              --
Other assets                                                                              295,572         1,737,075
Notes receivable from officers and employees                                              465,844           530,844
                                                                                     ============      ============
                                                                                     $ 67,969,735      $ 66,093,270
                                                                                     ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                              $  3,668,141      $  3,965,475
  Deferred revenue                                                                      4,777,313         3,357,936
  Current portion of loans and capital lease obligations                                3,177,578         2,396,523
                                                                                     ------------      ------------
Total current liabilities                                                              11,623,032         9,719,934
                                                                                     ------------      ------------
Loans and capital lease obligations, less current portion                               6,147,667         4,524,311
Shareholders' equity:
  Common stock, $.001 par value; 50,000,000 shares authorized, 10,239,358 shares and 10,113,243 shares issued and outstanding at June 30, 1997 and
    December 31, 1996, respectively                                                        10,239            10,113
  Additional paid-in capital                                                           92,473,528        90,611,609
  Notes receivable from shareholders                                                     (263,037)         (237,040)
  Deferred compensation                                                                  (984,206)       (1,220,650)
  Unrealized gain on marketable equity securities,
    available-for-sale                                                                  4,770,833              --
  Accumulated deficit                                                                 (45,808,321)      (37,315,007)
                                                                                     ------------      ------------
Total shareholders' equity                                                             50,199,036        51,849,025
                                                                                     ------------      ------------
                                                                                     $ 67,969,735      $ 66,093,270
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

                           SEQUANA THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three months ended                   Six months ended
                                                   June 30,                            June 30,
                                        ------------------------------      ------------------------------
                                            1997              1996              1997              1996
                                        ------------      ------------      ------------      ------------
Revenue under strategic alliances       $  6,056,724      $  2,887,247      $  8,565,692      $  4,772,802

Operating expenses:
  Research and development                 7,658,737         6,351,761        15,172,265        11,430,489
  General and administrative               1,304,716         1,229,999         2,522,147         2,219,459
                                        ------------      ------------      ------------      ------------
                                           8,963,453         7,581,760        17,694,412        13,649,948
                                        ------------      ------------      ------------      ------------
Loss from operations                      (2,906,729)       (4,694,513)       (9,128,720)       (8,877,146)
Equity in net loss of joint venture         (333,364)             --            (467,855)             --
Other income (expense):
  Interest income                            659,673           927,911         1,376,896         1,574,863
  Interest expense                          (146,350)         (107,338)         (273,635)         (193,999)
                                        ============      ============      ============      ============
Net loss                                $ (2,726,770)     $ (3,873,940)     $ (8,493,314)     $ (7,496,282)
                                        ============      ============      ============      ============

Net loss per share                      $      (0.27)     $      (0.39)     $      (0.83)     $      (0.81)
                                        ============      ============      ============      ============
Shares used in computing net
  loss per share                          10,221,719         9,879,515        10,184,311         9,240,702
                                        ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                           SEQUANA THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six months ended
                                                                                   June 30,
                                                                        ------------------------------
                                                                            1997              1996
                                                                        ------------      ------------
OPERATING ACTIVITIES:
Net loss                                                                $ (8,493,314)     $ (7,496,282)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                        1,574,256         1,039,667
      Amortization of deferred compensation                                  236,444           217,383
      Equity in net loss of joint venture                                    467,855              --
      Change in operating assets and liabilities                          (2,484,401)          664,416
                                                                        ------------      ------------
Net cash used in operating activities                                     (8,699,160)       (5,574,816)

INVESTING ACTIVITIES:
Purchases of investment securities                                       (13,570,994)      (37,288,341)
Sales and maturities of investment securities                             28,013,160        16,067,498
Purchases of furniture and equipment                                      (1,779,954)         (578,823)
Investment in joint venture                                               (1,185,400)             --
Other investing activities                                                    51,124        (1,709,477)
                                                                        ------------      ------------
Net cash provided by (used in) investing activities                       11,527,936       (23,509,143)

FINANCING ACTIVITIES:
Issuances of common stock                                                  1,381,045        31,173,695
Proceeds from notes payable                                                3,550,000              --
Repayments of loans and capital lease obligations                         (1,145,589)         (876,218)
Other financing activities                                                   159,403           (12,965)
                                                                        ------------      ------------
Net cash provided by financing activities                                  3,944,859        30,284,512
                                                                        ------------      ------------

Increase in cash and cash equivalents                                      6,773,635         1,200,553

Cash and cash equivalents at beginning of period                           9,402,958        13,512,688
                                                                        ------------      ------------
Cash and cash equivalents at end of period                              $ 16,176,593      $ 14,713,241
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                           $    273,635      $    193,999
                                                                        ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Equipment acquired under capital leases and loans                       $       --        $  2,856,180
                                                                        ============      ============
Unrealized gain on marketable equity securities, available-for-sale     $  4,770,833      $       --
                                                                        ============      ============

          See accompanying notes to consolidated financial statements.

                           SEQUANA THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)


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

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of the new standard will have no effect on the Company's loss per share for the three months and six months ended June 30, 1997 and 1996.


3.   MARKETABLE EQUITY SECURITIES, AVAILABLE-FOR-SALE

          At June 30, 1997, the Company classified its equity investment in Aurora Biosciences Corporation ("Aurora") as marketable equity securities, available-for-sale in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Aurora completed its initial public offering in June 1997 and, as a result, the Company reported an unrealized gain of $4.8 million on its investment in Aurora at June 30, 1997. The unrealized gain represents the excess of the fair value of Sequana's investment over the original cost ($1.5 million) and is reported as a separate component of shareholders' equity.

                           SEQUANA THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)

4.   INVESTMENT IN JOINT VENTURE

          In January 1997, the Company and Memorial Sloan-Kettering Cancer Center ("MSKCC") formed Genos Biosciences, Inc. ("Genos"), a joint venture focused on the research and identification of genes and related genetic information of value in the prognosis, diagnosis and possible treatment of certain common cancers. The Company and MSKCC each own 50% of Genos and have committed to make capital contributions of approximately $5 million each to fund its initial operations. The Company invested approximately $1.2 million in Genos in connection with its formation and anticipates that Sequana's remaining capital contribution will be funded during 1997 and early 1998. The investment in Genos is accounted for under the equity method.

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


5.   SHAREHOLDERS' EQUITY

          In February 1997, pursuant to terms of the strategic alliance agreement with the Company, Corange International, Ltd. made a $1.25 million private equity investment in the Company, purchasing 56,849 shares of common stock at a price of $21.99 per share.


6.   STRATEGIC ALLIANCES

          In June 1997, the Company expanded its strategic alliance with Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") in the area of asthma. Under terms of the expanded alliance, Boehringer Ingelheim doubled its level of research funding to the Company to support additional research into asthma-related genes. The increased funding support was effective retroactively to January 1, 1997 and will continue through the term of the original five-year agreement, subject to certain rights of early termination.

          In June 1997, the Company was awarded a $2 million research milestone from Boehringer Ingelheim in connection with Sequana's discovery of a gene responsible for asthma. At June 30, 1997, the Company reported a receivable from strategic alliance partners of $4.4 million consisting primarily of the milestone payment and research funding associated with the expansion of the strategic alliance with Boehringer Ingelheim. The receivable from strategic alliance partners was received in July 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in February 1993 and has devoted substantially all of its resources since that time to the development of an integrated technology platform for discovering and characterizing genes associated with common human diseases. The Company has also developed or acquired access to a variety of technologies that the Company believes will be useful in determining gene function. The Company believes that identification of disease genes and determination of their biological function will provide insights into the fundamental causes of these diseases and may facilitate the development of novel prognostic, diagnostic and therapeutic products. The Company has incurred substantial operating losses since inception and, as of June 30, 1997, had incurred a cumulative net loss of $45.8 million. The Company anticipates incurring additional losses over at least the next several years as it continues its gene discovery, functional genomics and bioinformatics activities. Continued expansion of certain research activities may result in increases in both research and development and general and administrative expenses.

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

     An integral component of Sequana's business strategy is to enter into strategic alliances with major pharmaceutical and biotechnology companies in order to develop and commercialize products based on information provided by the Company's gene discovery, functional genomics and bioinformatics technologies. In July 1994, the Company entered into a strategic alliance with Glaxo Wellcome Inc. ("Glaxo") to discover disease genes associated with type II diabetes. In February 1996, this alliance was expanded to include the study of human obesity. In June 1995, the Company entered into strategic alliances with Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") in the area of asthma and with Corange International, Ltd. ("Corange") in the area of osteoporosis. In June 1997, the alliance with Boehringer Ingelheim was expanded to support additional research into asthma-related genes. Pursuant to the terms of the various agreements, the Company has granted the strategic alliance partners exclusive worldwide rights to develop and commercialize therapeutic products which may be discovered as a result of the alliances. Sequana has generally retained the right to develop and commercialize diagnostic products based on its gene discoveries. Under the terms of the strategic alliance agreements, the Company receives ongoing payments for research support, and may receive payments upon the achievement of certain research and product development milestones and royalties on the sale of products resulting from the alliance. Such agreements generally provide the strategic alliance partners certain rights of early termination. During 1997, the Company also entered into research agreements with Glaxo in the area of gene function analysis and with ZymoGenetics, Inc. in the area of bioinformatics and sequencing.

RESULTS OF OPERATIONS

     Revenue under strategic alliances increased to $6.1 million for the three months ended June 30, 1997 from $2.9 million for the comparable period of 1996, and $8.6 million for the six months ended June 30, 1997 from $4.8 million in the comparable period of 1996. Such increases were primarily attributable to attainment of the $2 million research milestone and increased research support resulting from expansion of the strategic alliance with Boehringer Ingelheim in June 1997 (See Note 6 of Notes to Consolidated
Financial Statements).


     Research and development expenses increased to $7.7 million for the three months ended June 30, 1997 from $6.4 million for the comparable period of 1996, and $15.2 million for the six months ended June 30, 1997 from $11.4 million in the comparable period of 1996. The increase in research and development expenses was primarily attributable to increased costs associated with expansion of the Company's gene discovery efforts and functional genomics and screening technology platform. Such costs consisted primarily of increased personnel expenses, supply costs, and facility and equipment expenses associated with expansion of the Company's research organization. The Company may continue to expand its functional genomics, screening and bioinformatics activities in future periods, and such expansion may result in additional increases in research and development expenses. In addition, the Company may pursue the acquisition of additional technologies which it believes could further complement its gene discovery, functional genomics and bioinformatics capabilities.

     General and administrative expenses increased to $1.3 million for the three months ended June 30, 1997 from $1.2 million during the comparable period of 1996, and $2.5 million for the six months ended June 30, 1997 from $2.2 million for the comparable period of 1996. Increases in general and administrative expenses largely reflect expansion of the Company's administrative organization to support increased research efforts and business development activities. Such increases are comprised primarily of costs associated with the addition of management and support personnel as well as expenses related to increased business development activities. General and administrative expenses may increase in future periods as a result of expansion necessary to support continued increases in research and development programs and business development activities.

     Genos Biosciences, Inc. ("Genos"), the joint venture between Sequana and Memorial Sloan-Kettering Cancer Center, commenced operations in February 1997. Genos expects to incur increased operating losses in future periods as it expands its research and development activities, and such losses will result in corresponding increases in Sequana's equity in net loss of joint venture.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through public and private offerings of its equity securities (generating net proceeds of approximately $82 million) and cash received pursuant to the Company's strategic alliances ($31.2 million). At June 30, 1997, the Company had cash, cash equivalents and investment securities totaling $45.1 million compared to $52.7 million at December 31, 1996. The Company also had $6.2 million in marketable equity securities, available-for-sale at June 30, 1997 (see Note 3 of Notes to Consolidated Financial Statements). The decrease in cash, cash equivalents and investment securities during the six months ended June 30, 1997 was largely attributable to cash used in the Company's operating activities, Sequana's initial $1.2 million investment in Genos (See Note 4 of Notes to Consolidated Financial Statements) and equipment-related costs. Such cash disbursements were offset, in part, by $3.5 million in proceeds from the Company's credit agreement with a bank and $1.4 million in net proceeds from the issuance of common stock.

     Pursuant to terms of the Company's joint venture agreement with Genos (See
Note 4 of Notes to Consolidated Financial Statements), Sequana has committed to invest an additional $4 million in Genos during 1997 and early 1998. The Company also has commitments associated with its capital leases, loans and operating leases. In addition to these commitments, the Company anticipates that it may invest up to an aggregate of $3 million in equipment during 1997. Terms of the Company's credit agreement with a bank enable the Company to finance up to an additional $2.5 million of capital expenditures or other working capital requirements through September 1997, subject to compliance with certain financial covenants and conditions.

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

     The Company believes that its existing cash, cash equivalents and securities and anticipated cash flows from its current strategic alliances will be sufficient to support the Company's operations through 1999. The Company is actively seeking to establish new strategic alliances with potential corporate partners, and may seek to raise additional financing through public or private equity or debt financings or licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing or strategic alliance and licensing arrangements will be obtainable on terms favorable to the Company or its shareholders. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to shareholders will result. In the event that adequate funds are not available, the Company's business may be adversely affected. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations and the statements with regard to future expansion of its research and development activities are forward-looking statements, and actual results and timing of certain events could vary. The factors described earlier in this section will impact the Company's future capital requirements and the adequacy of its available funds which could cause the period of time through which the Company's financial resources will be adequate to support its operations to vary from that set forth above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Shareholders of Sequana Therapeutics, Inc. was held on June 24, 1997.

      (b) The matters voted upon at the meeting and the voting results were as follows:

              (i)     The election of seven directors for a term of one year:

              Name                     For           Against        Withheld
              ----                     ---           -------        --------
             Irwin Lerner              8,684,504        --          154,650
             Kevin J. Kinsella         8,684,547        --          154,607
             Timothy J.R. Harris       8,684,747        --          154,407
             Howard D. Palefsky        8,684,204        --          154,950
             Richard Darman            8,683,804        --          155,350
             Thomas C. McConnell       8,685,104        --          154,050
             Thomas C. Stephenson      8,684,404        --          154,750

             (ii) Approval of amendment of the Company's 1994 Incentive Stock Plan to increase the number of shares reserved for issuance:

             For                   Against                  Abstain
             ---                   -------                  -------
             8,203,141             620,875                  15,138

             (iii) Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal period ending December 31, 1997:

             For                   Against                  Abstain
             ---                   -------                  -------
             8,826,726             8,510                    3,918

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

               Exhibit
               Number         Description of Document
               ------         -----------------------

               10.18* Amendment to Collaborative Research Agreement of June 12, 1995 between Registrant and Boehringer Ingelheim International GmbH. dated June 19, 1997.

               10.19 Second Amendment to Expansion Lease by and between Registrant and Alexandria Real Estate Equities, Inc. dated as of May 20, 1997.

               27.1           Financial Data Schedule

------------------------

* Confidential treatment has been requested with respect to certain portions of this exhibit.

(b)  Reports on Form 8-K

     None

                           SEQUANA THERAPEUTICS, INC.

                                  June 30, 1997


                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       Sequana Therapeutics, Inc.


Date: August 12, 1997                  By: /s/ M. Scott Salka
                                          --------------------------------
                                       M. Scott Salka
                                       Vice President of Operations,
                                       Chief Financial Officer and
                                       Principal Financial and
                                       Accounting Officer

                                    EXHIBITS

                                                                                             SEQUENTIALLY
EXHIBIT                                                                                        NUMBERED
NUMBER                               DESCRIPTION                                                 PAGE
------                               -----------                                             ------------
10.18*         Amendment to Collaborative Research Agreement of June 12, 1995
               between Registrant and Boehringer Ingelheim International GmbH.
               dated June 19, 1997.

10.19          Second Amendment to Expansion Lease by and between Registrant and
               Alexandria Real Estate Equities, Inc. dated as of May 20, 1997.

27.1           Financial Data Schedule

* Confidential treatment has been requested with respect to certain portions of this exhibit.

-------------