Form 10-Q
period 1997-09-30
SEQUANA THERAPEUTICS INC
filed 1997-11-14
CIK 946736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days -- Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
Class                                             October 30, 1997
-----                                             ----------------
Common Stock, $.001 par value                         10,258,091

                           SEQUANA THERAPEUTICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

COVER PAGE....................................................................1

TABLE OF CONTENTS.............................................................2

PART I.  FINANCIAL INFORMATION

        ITEM 1.   Financial Statements (Unaudited)

        Consolidated Balance Sheets at September 30, 1997
        and December 31, 1996.................................................3

        Consolidated Statements of Operations for the Three Months and Nine
        Months Ended September 30, 1997 and 1996..............................4

        Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 1997 and 1996...........................................5

        Notes to Consolidated Financial Statements............................6

        ITEM 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................10

PART II.  OTHER INFORMATION

        ITEM 6.  Exhibits and Reports on Form 8-K.............................13

SIGNATURE.....................................................................14

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           SEQUANA THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      September 30,      December 31,
                                                                                          1997               1996
                                                                                     --------------    ---------------
                          ASSETS                                                      (Unaudited)            (Note)
Current assets:
  Cash and cash equivalents                                                           $ 18,158,250       $  9,402,958
  Investment securities, available-for-sale                                             27,178,084         43,316,733
  Marketable equity securities, available-for-sale                                       8,587,500                 --
  Other current assets                                                                   2,620,380          2,820,355
                                                                                      ------------       ------------
Total current assets                                                                    56,544,214         55,540,046
                                                                                      ------------       ------------
Furniture and equipment, net                                                             8,100,136          8,285,305
Investment in joint venture                                                              2,867,937                 --
Other assets                                                                               341,774          1,737,075
Notes receivable from officers and employees                                               436,247            530,844
                                                                                      ============       ============
                                                                                      $ 68,290,308       $ 66,093,270
                                                                                      ============       ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                               $  3,568,873       $  3,965,475
  Deferred revenue                                                                       4,741,561          3,357,936
  Current portion of loans and capital lease obligations                                 3,873,881          2,396,523
                                                                                      ------------       ------------
Total current liabilities                                                               12,184,315          9,719,934
                                                                                      ------------       ------------
Loans and capital lease obligations, less current portion                                7,313,216          4,524,311
Shareholders' equity:
  Common stock, $.001 par value; 50,000,000 shares authorized, 10,257,153 shares and 10,113,243 shares issued and outstanding at September 30, 1997 and
    December 31, 1996, respectively                                                         10,257             10,113
  Additional paid-in capital                                                            92,594,670         90,611,609
  Notes receivable from shareholders                                                      (262,469)          (237,040)
  Deferred compensation                                                                   (865,984)        (1,220,650)
  Unrealized gain on marketable equity securities,
    available-for-sale                                                                   7,133,333                 --
  Accumulated deficit                                                                  (49,817,030)       (37,315,007)
                                                                                      ------------       ------------
Total shareholders' equity                                                              48,792,777         51,849,025
                                                                                      ------------       ------------
                                                                                      $ 68,290,308       $ 66,093,270
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

                           SEQUANA THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three months ended                  Nine months ended
                                               September 30,                       September 30,
                                       -------------------------------    --------------------------------
                                           1997             1996              1997              1996
                                       --------------   --------------    --------------    --------------
Revenue under strategic alliances       $  4,400,180      $  2,348,844      $ 12,965,872      $  7,121,646

Operating expenses:
  Research and development                 7,119,705         7,040,468        22,291,970        18,470,957
  General and administrative               1,347,040         1,465,028         3,869,187         3,684,487
                                        ------------      ------------      ------------      ------------
                                           8,466,745         8,505,496        26,161,157        22,155,444
                                        ------------      ------------      ------------      ------------
Loss from operations                      (4,066,565)       (6,156,652)      (13,195,285)      (15,033,798)
Equity in net loss of joint venture         (406,458)               --          (874,313)               --
Other income (expense):
  Interest income                            644,029           885,300         2,020,925         2,460,163
  Interest expense                          (179,715)         (110,935)         (453,350)         (304,934)
                                        ============      ============      ============      ============
Net loss                                $ (4,008,709)     $ (5,382,287)     $(12,502,023)     $(12,878,569)
                                        ============      ============      ============      ============

Net loss per share                      $      (0.39)     $      (0.54)     $      (1.22)     $      (1.36)
                                        ============      ============      ============      ============
Shares used in computing net
  loss per share                          10,248,771         9,911,275        10,206,049         9,465,858
                                        ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                                   SEQUANA THERAPEUTICS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                            Nine months ended
                                                                              September 30,
                                                                   ------------------------------------
                                                                          1997                  1996
                                                                   -------------          -------------
OPERATING ACTIVITIES:
Net loss                                                            $(12,502,023)          $(12,878,569)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                    2,406,700              1,673,863
      Amortization of deferred compensation                              354,666                336,323
      Equity in net loss of joint venture                                874,313                     --
      Change in operating assets and liabilities and other             1,297,877              1,653,032
                                                                    ------------           ------------
Net cash used in operating activities                                 (7,568,467)            (9,215,351)

INVESTING ACTIVITIES:
Purchases of investment securities                                   (19,185,721)           (45,787,980)
Sales and maturities of investment securities                         35,324,370             22,324,507
Purchases of furniture and equipment                                  (2,220,319)              (809,980)
Investment in joint venture                                           (3,446,650)                    --
Other investing activities                                                34,519             (1,752,158)
                                                                    ------------           ------------
Net cash provided by (used in) investing activities                   10,506,199            (26,025,611)

FINANCING ACTIVITIES:
Issuances of common stock                                              1,391,326             31,252,798
Proceeds from notes payable                                            6,050,000                     --
Repayments of loans and capital lease obligations                     (1,783,737)            (1,412,657)
Other financing activities                                               159,971                 16,565
                                                                    ------------           ------------

Net cash provided by financing activities                              5,817,560             29,856,706
                                                                    ------------           ------------

Increase (decrease) in cash and cash equivalents                       8,755,292             (5,384,256)

Cash and cash equivalents at beginning of period                       9,402,958             13,512,688
                                                                    ------------           ------------
Cash and cash equivalents at end of period                          $ 18,158,250           $  8,128,432
                                                                    ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                       $    417,144           $    304,934
                                                                    ============           ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Equipment acquired under capital leases and loans                   $         --           $  3,751,046
                                                                    ============           ============
Unrealized gain on marketable equity securities,
 available-for-sale                                                 $  7,133,333           $         --
                                                                    ============           ============
Warrants issued in connection with formation of
 joint venture                                                      $    295,600           $         --
                                                                    ============           ============


          See accompanying notes to consolidated financial statements.

                           SEQUANA THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)


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

2.      AGREEMENT AND PLAN OF MERGER AND REORGANIZATION

        On November 2, 1997, the Company and Arris Pharmaceutical Corporation ("Arris") entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") providing for the acquisition of the Company by Arris. Under the terms of the Merger Agreement, a wholly-owned subsidiary of Arris will be merged with and into Sequana, with Sequana to be the surviving corporation. Upon the completion of the merger, Sequana will become a wholly-owned subsidiary of Arris. Pursuant to the Merger Agreement, each outstanding share of the Company's common stock will be converted into the right to receive 1.35 shares of Arris common stock. The merger has been approved by the respective Boards of Directors of the Company and Arris but is subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the required approval of the respective shareholders of the companies. There can be no assurance that the required conditions will be satisfied, the necessary regulatory approvals will be obtained, or that the merger will be successfully completed as contemplated under the Merger Agreement.

3.      NET LOSS PER SHARE

        Net loss per share is computed using the weighted-average number of shares outstanding during the interim periods. Shares issuable upon the exercise of outstanding stock options and warrants are not reflected as their effect is anti-dilutive.

                           SEQUANA THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of the new standard will have no effect on the Company's loss per share for the three months and nine months ended September 30, 1997 and 1996.

4.      MARKETABLE EQUITY SECURITIES, AVAILABLE-FOR-SALE

        The Company's equity investment in Aurora Biosciences Corporation ("Aurora") is classified as marketable equity securities, available-for-sale in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        Aurora completed its initial public offering in June 1997 and, as of September 30, 1997, the Company reported an unrealized gain of $7.1 million on its investment in Aurora. The unrealized gain represents the excess of the fair value of Sequana's investment over the original cost ($1.5 million) and is reported as a separate component of shareholders' equity.

5.      INVESTMENT IN JOINT VENTURE

        In January 1997, the Company and Memorial Sloan-Kettering Cancer Center ("MSKCC") formed Genos Biosciences, Inc. ("Genos"), a joint venture focused on the research and identification of genes and related genetic information of value in the prognosis, diagnosis and possible treatment of certain common cancers. The Company and MSKCC each own 50% of Genos and have committed to make capital contributions of approximately $5 million each to fund its initial operations. The Company invested approximately $3.2 million in Genos during the nine months ended September 30, 1997 and Sequana's remaining capital contribution is expected to be funded in early 1998. The investment in Genos is accounted for under the equity method. Terms of the joint venture agreement provide MSKCC a right of termination, under certain conditions, in the event of a change in control of the Company.

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

                           SEQUANA THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

        The Company is also in the process of establishing a joint venture company with PE Applied Biosystems, a division of The Perkin-Elmer Corporation, and SiniWest Holdings, Inc., a consulting company. The joint venture expects to establish operations in China and is designed to provide large-scale sequencing services. Sequana holds a 47.5% ownership interest in the joint venture and, to date, has made advances to the joint venture totaling approximately $261,000. Establishment of the joint venture organization is subject to the execution of certain definitive agreements.

6.      SHAREHOLDERS' EQUITY

        In February 1997, pursuant to terms of the strategic alliance agreement with the Company, Corange International, Ltd. made a $1.25 million private equity investment in the Company, purchasing 56,849 shares of common stock at a price of $21.99 per share.

7.      STRATEGIC ALLIANCES

        On October 31, 1997, the Company entered into a five-year strategic alliance with the Warner-Lambert Company ("Warner-Lambert") aimed at developing novel therapeutic products for the treatment of schizophrenia and bipolar disorder. The alliance will combine the Company's research capabilities in the areas of gene discovery, functional genomics, bioinformatics and screening with Warner-Lambert's research, development and clinical expertise. Under the terms of the alliance, Warner-Lambert paid the Company a non-refundable up-front fee of $2 million and made a $2 million equity investment in the Company. The Company will also receive ongoing payments for research support and may receive additional payments upon achievement of certain milestones and royalties on the sale of small molecule therapeutic products which may result from the alliance. Under the agreement, Warner-Lambert was granted exclusive worldwide rights to develop and commercialize small molecule therapeutic products, while the Company retains certain rights to develop and commercialize diagnostic, pharmacogenetic and non-small molecule therapeutic products. The strategic alliance may be extended by Warner-Lambert for up to three additional one year periods. Warner-Lambert has certain rights of early termination, including a right, in the event certain conditions are not met, to terminate the research program during the 30 day period commencing on the first anniversary of the proposed change in control transaction discussed further in Note 2 of Notes to Consolidated Financial Statements. There can be no assurance that the parties will be successful in developing and commercializing any products under the alliance or that Warner-Lambert will not exercise its rights to terminate the alliance. As a result, there can be no assurance that any of the future milestone payments, royalties or other payments contemplated by the agreement will ever be made.

        In August 1997, the Company was awarded a $500,000 payment in connection with the attainment of a research milestone under the Company's strategic alliance with Glaxo Wellcome Inc. ("Glaxo") in the areas of diabetes and obesity. On November 3, 1997, the Company announced that Glaxo and the Company intend to renegotiate the terms of their strategic alliance. The parties are in the process of modifying the

                           SEQUANA THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)


terms of one of the termination provisions in the agreement. If Glaxo elects to terminate the agreement pursuant to the revised provision, it may do so upon notice to the Company and such termination would be effective on the later of
(i) April 1, 1998 or (ii) the date such notice of termination is received. In addition, under the terms of the existing alliance, Glaxo also has the right to terminate the agreement upon a change in control of the Company (see Note 2 of Notes to Consolidated Financial Statements). There can be no assurance that Glaxo and the Company will successfully renegotiate the terms of their strategic alliance, that any such renegotiation will be on terms favorable to the Company or its shareholders, or that Glaxo will not exercise its rights to terminate the alliance.

        In July 1997, the Company was awarded a $500,000 payment in connection with the attainment of a research milestone under the Company's strategic alliance with Corange International, Ltd. ("Corange") in the area of osteoporosis.

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

        In June 1997, the Company was awarded a $2 million research milestone from Boehringer Ingelheim in connection with Sequana's discovery of a gene believed to be responsible for asthma.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company was incorporated in February 1993 and has devoted substantially all of its resources since that time to the development of an integrated technology platform for discovering and characterizing genes associated with common human diseases. The Company has also developed or acquired access to a variety of technologies that the Company believes will be useful in determining gene function. The Company believes that identification of disease genes and determination of their biological function will provide insights into the fundamental causes of these diseases and may facilitate the development of novel prognostic, diagnostic and therapeutic products. The Company has incurred substantial operating losses since inception and, as of September 30, 1997, had incurred a cumulative net loss of $49.8 million. The Company anticipates incurring additional losses over at least the next several years as it continues its gene discovery, functional genomics and bioinformatics activities. Continued expansion of certain research activities may result in increases in both research and development and general and administrative expenses.

        On November 2, 1997, the Company and Arris Pharmaceutical Corporation ("Arris") entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") providing for the acquisition of the Company by Arris. Under the terms of the Merger Agreement, a wholly-owned subsidiary of Arris will be merged with and into Sequana, with Sequana to be the surviving corporation. Upon the completion of the merger, Sequana will become a wholly-owned subsidiary of Arris. The transaction is subject to the satisfaction of certain conditions set forth in the Merger Agreement. There can be no assurance that the required conditions will be satisfied, the necessary regulatory approvals will be obtained, or that the merger will be successfully completed as contemplated under the Merger Agreement. See Note 2 of Notes to Consolidated Financial Statements.

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

        An integral component of Sequana's business strategy is to enter into strategic alliances with major pharmaceutical and biotechnology companies in order to develop and commercialize products based on information provided by the Company's gene discovery, functional genomics and bioinformatics technologies. In July 1994, the Company entered into a strategic alliance with Glaxo Wellcome Inc. ("Glaxo") to discover disease genes associated with type II diabetes. In February 1996, this alliance was expanded to include the study of human obesity. In June 1995, the Company entered into strategic alliances with Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") in the area of asthma and with Corange International, Ltd. ("Corange") in the area of osteoporosis. In June 1997, the alliance with Boehringer Ingelheim was expanded to support additional research into asthma-related genes. In October 1997, the Company entered into a strategic alliance with Warner-Lambert in the areas of schizophrenia and bipolar disorder. Pursuant to the terms of the various agreements, the Company has granted the strategic alliance partners exclusive worldwide rights to develop and commercialize therapeutic products which may be discovered as a result of the alliances. Sequana has retained the right, with the exception of the alliance with Corange, to develop and commercialize diagnostic products. In addition, under the Company's recent alliance with Warner-Lambert, the Company has also retained certain rights to non-small molecule therapeutic products. Under the terms of the strategic alliance agreements, the Company receives ongoing payments for research support, and may receive payments upon the achievement of certain research and product development milestones and royalties on the sale of products resulting from the alliance. Such agreements generally provide the strategic alliance partners certain rights of early termination. During 1997, the Company also entered into research agreements with Glaxo in the area of gene function analysis and with ZymoGenetics, Inc. in the area of bioinformatics and sequencing.

RESULTS OF OPERATIONS

        Revenue under strategic alliances increased to $4.4 million for the three months ended September 30, 1997 from $2.3 million for the comparable period of 1996, and $13.0 million for the nine months ended September 30, 1997 from $7.1 million in the comparable period of 1996. Such increases were primarily attributable to increased research support resulting from expansion of the strategic alliance with Boehringer Ingelheim in June 1997, the receipt of research milestone payments under the Company's alliances with Boehringer Ingelheim, Glaxo and Corange and, to a lesser degree, revenue from new research agreements. The Company anticipates increased revenue under strategic alliances in future quarters as a result of the Company's new strategic alliance with Warner-Lambert entered into in October 1997.

        On November 3, 1997, the Company announced that Glaxo and the Company intend to renegotiate the terms of their strategic alliance. The parties are in the process of modifying the terms of one of the termination provisions in the agreement. If Glaxo elects to terminate the agreement pursuant to the revised provision, it may do so upon notice to the Company and such termination would be effective on the later of (i) April 1, 1998 or (ii) the date such notice of termination is received. In addition, under the terms of the existing alliance, Glaxo also has the right to terminate the agreement upon a change in control of the Company. There can be no assurance that Glaxo and the Company will successfully renegotiate the terms of their strategic alliance, that any such renegotiation will be on terms favorable to the Company or its shareholders, or that Glaxo will not exercise its rights to terminate the alliance.

        Research and development expenses increased to $7.1 million for the three months ended September 30, 1997 from $7.0 million for the comparable period of 1996, and $22.3 million for the nine months ended September 30, 1997 from $18.5 million in the comparable period of 1996. The increase in research and development expenses was primarily attributable to increased costs associated with expansion of the Company's gene discovery efforts and its functional genomics and screening technology platform. Such costs consisted primarily of increased personnel expenses, supply costs, and facility and equipment expenses associated with expansion of the Company's research organization. The Company may continue to expand its functional genomics, screening and bioinformatics activities in future periods, and such expansion may result in additional increases in research and development expenses. In addition, the Company expects to incur additional research expenses, including costs associated with the collection of DNA patient samples, in connection with its new strategic alliance with Warner-Lambert.

        General and administrative expenses totaled $1.3 million for the three months ended September 30, 1997 compared to $1.5 million during the comparable period of 1996, and $3.9 million for the nine months ended September 30, 1997 from $3.7 million for the comparable period of 1996. Increases in general and administrative expenses largely reflect expansion of the Company's administrative organization to support increased research efforts and business development activities.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily through public and private offerings of its equity securities (generating net proceeds of approximately $82 million) and cash received pursuant to the Company's strategic alliances ($39.5 million). At September 30, 1997, the Company had cash, cash equivalents and investment securities totaling $45.3 million compared to $52.7 million at December 31, 1996. The Company also had $8.6 million in marketable equity securities, available-for-sale at September 30, 1997 (see Note 4 of Notes to Consolidated Financial Statements). The decrease in cash, cash equivalents and investment securities during the nine months ended September 30, 1997 was largely attributable to cash used in the Company's operating activities, Sequana's $3.4 million investment in joint ventures and equipment-related disbursements. Such cash disbursements were offset, in part, by $6.0 million in proceeds from the Company's credit agreement with a bank and $1.4 million in net proceeds from the issuance of common stock.

        Pursuant to terms of the Company's joint venture agreement with Genos (See Note 5 of Notes to Consolidated Financial Statements), Sequana has committed to invest an additional $2 million in Genos. The Company also has commitments associated with its capital leases, loans and operating leases. In addition to these commitments, the Company anticipates that it may invest up to an aggregate of $3 million in equipment during 1997. Terms of the Company's $7 million credit agreement with a bank require the Company to maintain specified levels of cash and investment securities and comply with certain other financial covenants and conditions.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit
        Number        Description of Document
        ------        -----------------------

        27.1          Financial Data Schedule

(b)     Reports on Form 8-K

        None

                           SEQUANA THERAPEUTICS, INC.
                           --------------------------

                               September 30, 1997
                               ------------------


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                   Sequana Therapeutics, Inc.


Date: November 12, 1997                            By:  /s/ M. SCOTT SALKA
                                                      --------------------------
                                                   M. Scott Salka
                                                   Vice President of Operations,
                                                   Chief Financial Officer and
                                                   Principal Financial and
                                                   Accounting Officer

                                    EXHIBITS
                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                       DESCRIPTION                               PAGE
------                       -----------                           ------------

27.1           Financial Data Schedule