Form 10-Q/A
period 1997-03-31
SEQUANA THERAPEUTICS INC
filed 1997-12-02
CIK 946736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


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

                                EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Securities and Exchange Commission on May 15, 1997, solely for the purpose of refiling Exhibit 10.17 with certain non-confidential portions in such Exhibit unredacted.

ITEM 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

         Exhibit
         Number   Description of Document
         ------   -----------------------
         10.17*   Joint Venture Agreement Among Sequana Therapeutics, Inc.,
                  Memorial Sloan-Kettering Cancer Center and Genos Biosciences,
                  Inc. dated January 29, 1997.

--------------------
* Confidential treatment has been granted with respect to certain portions of this exhibit.

                           SEQUANA THERAPEUTICS, INC.

                                 March 31, 1997


                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       Sequana Therapeutics, Inc.


Date: December 1, 1997                 By: /s/ M. SCOTT SALKA
                                           ---------------------------
                                       M. Scott Salka
                                       Vice President of Operations,
                                       Chief Financial Officer and
                                       Principal Financial and
                                       Accounting Officer

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

-------------
* Confidential treatment has been granted with respect to certain portions of this exhibit.